Form 10-Q
period 2022-06-30
CEDAR REALTY TRUST, INC.
filed 2022-08-04
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

At August 2, 2022, there were 13,555,307 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the possibility that any or all of the various conditions to the consummation of the Merger (as defined herein) may not be satisfied or waived; (ii) the ability of the parties to the Merger to obtain required financing in connection with the proposed Merger; (iii) the possibility that competing offers or acquisition proposals for the Company and/or its assets will be made; (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein), including in circumstances which would require the Company to pay a termination fee or other expenses; (v) the risk that shareholder litigation in connection with the Transactions (as defined herein) may result in significant costs of defense, indemnification and liability; (vi) the ability and willingness of the Company's tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (vii) the loss or bankruptcy of the Company's tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (viii) the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration, the Company's ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally; (xi) damage to the Company's properties from catastrophic weather and other natural events, and the physical effects of climate change; (xii) uninsured losses; (xiii) the Company's ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xiv) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Real estate:
Land	$68,865,000	$68,865,000
Buildings and improvements	301,263,000	300,962,000
	370,128,000	369,827,000
Less accumulated depreciation	(159,992,000)	(155,250,000)
Real estate, net	210,136,000	214,577,000

Real estate held for sale	719,312,000	757,037,000
Investment in unconsolidated joint venture	4,809,000	4,654,000
Cash and cash equivalents	1,042,000	3,039,000
Restricted cash	230,000	230,000
Receivables	13,098,000	13,580,000
Other assets and deferred charges, net	21,522,000	23,777,000
TOTAL ASSETS	$970,149,000	$1,016,894,000

LIABILITIES AND EQUITY
Mortgage loan payable - held for sale	$156,356,000	$156,821,000
Finance lease obligation - held for sale	5,300,000	5,314,000
Unsecured revolving credit facility	41,000,000	66,000,000
Unsecured term loans	299,092,000	298,903,000
Accounts payable and accrued liabilities	61,301,000	42,099,000
Unamortized intangible lease liabilities	5,040,000	5,367,000
Unamortized intangible lease liabilities - held for sale	2,238,000	2,422,000
Total liabilities	570,327,000	576,926,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,558,000 and 13,658,000 shares, issued and outstanding, respectively)	814,000	820,000
Treasury stock (332,000 and 387,000 shares, respectively, at cost)	(10,760,000)	(13,266,000)
Additional paid-in capital	877,981,000	881,009,000
Cumulative distributions in excess of net income	(632,383,000)	(582,464,000)
Accumulated other comprehensive income (loss)	3,135,000	(8,258,000)
Total Cedar Realty Trust, Inc. shareholders' equity	398,328,000	437,382,000
Noncontrolling interests:
Limited partners' OP Units	1,494,000	2,586,000
Total noncontrolling interests	1,494,000	2,586,000
Total equity	399,822,000	439,968,000
TOTAL LIABILITIES AND EQUITY	$970,149,000	$1,016,894,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUES
Rental revenues	$8,367,000	$10,603,000	$16,443,000	$21,445,000
Other	136,000	241,000	338,000	334,000
Total revenues	8,503,000	10,844,000	16,781,000	21,779,000
EXPENSES
Operating, maintenance and management	2,019,000	1,842,000	3,816,000	4,160,000
Real estate and other property-related taxes	1,526,000	1,822,000	2,768,000	3,680,000
General and administrative	2,861,000	5,096,000	5,773,000	9,500,000
Depreciation and amortization	2,850,000	2,976,000	5,351,000	6,437,000
Total expenses	9,256,000	11,736,000	17,708,000	23,777,000

OTHER
Gain on sales	-	48,857,000	-	48,857,000
Transaction costs	(30,457,000)	-	(34,192,000)	-
Impairment (charges) reversal	(2,000)	1,849,000	(199,000)	1,849,000
Total other	(30,459,000)	50,706,000	(34,391,000)	50,706,000

OPERATING (LOSS) INCOME	(31,212,000)	49,814,000	(35,318,000)	48,708,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(3,130,000)	(3,803,000)	(5,837,000)	(7,982,000)
Total non-operating income and expenses	(3,130,000)	(3,803,000)	(5,837,000)	(7,982,000)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(34,342,000)	46,011,000	(41,155,000)	40,726,000

DISCONTINUED OPERATIONS
Income from operations	7,698,000	5,453,000	13,946,000	10,944,000
Impairment charges	(16,119,000)	-	(16,630,000)	-
Gain on sales	-	-	-	1,047,000
Total (loss) income from discontinued operations	(8,421,000)	5,453,000	(2,684,000)	11,991,000

NET (LOSS) INCOME	(42,763,000)	51,464,000	(43,839,000)	52,717,000

Net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	-	(122,000)	-	(272,000)
Limited partners' interest in Operating Partnership	176,000	(287,000)	196,000	(278,000)
Total net loss (income) attributable to noncontrolling interests	176,000	(409,000)	196,000	(550,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(42,587,000)	51,055,000	(43,643,000)	52,167,000

Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(45,275,000)	$48,367,000	$(49,019,000)	$46,791,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$(2.78)	$3.11	$(3.49)	$2.51
Discontinued operations	(0.63)	0.41	(0.20)	0.90
	$(3.41)	$3.52	$(3.69)	$3.41

Weighted average number of common shares - basic and diluted	13,288,000	13,197,000	13,287,000	13,171,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(42,763,000)	$51,464,000	$(43,839,000)	$52,717,000

Unrealized gain on change in fair value of cash flow hedges	3,114,000	1,019,000	11,452,000	5,216,000

Comprehensive (loss) income	(39,649,000)	52,483,000	(32,387,000)	57,933,000

Comprehensive loss (income) attributable to noncontrolling interests	166,000	(419,000)	137,000	(586,000)

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(39,483,000)	$52,064,000	$(32,250,000)	$57,347,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2022

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	(income) loss	Total
Balance, December 31, 2021	6,450,000	$159,541,000	13,658,000	$820,000	$(13,266,000)	$881,009,000	$(582,464,000)	$(8,258,000)	$437,382,000
Net (loss)	—	—	—	—	—	—	(1,056,000)	—	(1,056,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	8,289,000	8,289,000
Share-based compensation, net	—	—	(21,000)	(1,000)	2,459,000	(2,498,000)	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(900,000)	—	(900,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(4,000)	—	—	(4,000)
Balance, March 31, 2022	6,450,000	159,541,000	13,637,000	819,000	(10,807,000)	878,508,000	(587,108,000)	31,000	440,984,000
Net (loss)	—	—	—	—	—	—	(42,587,000)	—	(42,587,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	3,104,000	3,104,000
Share-based compensation, net	—	—	(79,000)	(5,000)	47,000	245,000	—	—	287,000
Purchase of OP Units	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Acquisition of minority interests	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	228,000	—	—	228,000
Balance, June 30, 2022	6,450,000	$159,541,000	13,558,000	$814,000	$(10,760,000)	$877,981,000	$(632,383,000)	$3,135,000	$398,328,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2021	$-	$2,586,000	$2,586,000	$439,968,000
Net (loss)	-	(20,000)	(20,000)	(1,076,000)
Unrealized gain on change in fair value of cash flow hedges	-	49,000	49,000	8,338,000
Share-based compensation, net	-	—	—	(40,000)
Common stock sales, net of issuance expenses	-	—	—	1,000
Preferred stock dividends	-	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	-	(5,000)	(5,000)	(905,000)
Reallocation adjustment of limited partners' interest	-	4,000	4,000	—
Balance, March 31, 2022	-	2,614,000	2,614,000	443,598,000
Net (loss)	-	(176,000)	(176,000)	(42,763,000)
Unrealized gain on change in fair value of cash flow hedges	-	10,000	10,000	3,114,000
Share-based compensation, net	-	-	-	287,000
Purchase of OP Units	-	(726,000)	(726,000)	(726,000)
Preferred stock dividends	-	-	-	(2,688,000)
Acquisition of minority interests	-	-	-	(1,000,000)
Reallocation adjustment of limited partners' interest	-	(228,000)	(228,000)	—
Balance, June 30, 2022	$-	$1,494,000	$1,494,000	$399,822,000

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

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(43,839,000)	$52,717,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	—	(49,904,000)
Impairment charges (reversal)	16,829,000	(1,849,000)
Straight-line rents and expenses, net	(4,000)	(305,000)
Provision for doubtful accounts	840,000	502,000
Depreciation and amortization	15,066,000	21,468,000
Amortization of intangible lease liabilities, net	(506,000)	(539,000)
Expense relating to share-based compensation, net	823,000	1,926,000
Amortization of deferred financing costs	440,000	748,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(1,006,000)	(591,000)
Prepaid expenses and other	3,659,000	1,276,000
Accounts payable and accrued liabilities	23,780,000	(645,000)
Net cash provided by operating activities	16,082,000	24,804,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(16,932,000)	(13,762,000)
Net proceeds from sales of real estate	31,866,000	104,497,000
Contributions to unconsolidated joint venture	(155,000)	(2,481,000)
Net cash provided by investing activities	14,779,000	88,254,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(29,000,000)	(183,000,000)
Advances under revolving credit facility	4,000,000	20,000,000
Repayment of term note	—	(50,000,000)
Termination payment related to interest rate swap	—	(503,000)
Mortgage proceeds	—	114,000,000
Mortgage repayments	(571,000)	(548,000)
Payments of debt financing costs	(6,000)	(1,620,000)
Noncontrolling interests:
Distributions to limited partners	(5,000)	(10,000)
Acquisition of joint venture minority interest share	(1,000,000)	—
Redemption of OP units	—	(8,000)
Common stock sales less issuance expenses, net	—	2,000
Preferred stock dividends	(5,376,000)	(5,376,000)
Distributions to common shareholders	(900,000)	(1,799,000)
Net cash used in financing activities	(32,858,000)	(108,862,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,997,000)	4,196,000
Cash, cash equivalents and restricted cash at beginning of period	3,269,000	1,637,000
Cash, cash equivalents and restricted cash at end of period	$1,272,000	$5,833,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,042,000	$5,603,000
Restricted cash	230,000	230,000
Cash, cash equivalents and restricted cash	$1,272,000	$5,833,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2022, the Company owned and managed a portfolio of 17 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2022, the Company owned a 99.6% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at June 30, 2022) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 49,000 OP Units outstanding at June 30, 2022 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”.  The Transactions were unanimously approved by the Company’s Board of Directors (the “Board”) and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022, and are estimated to generate total net proceeds, after all transaction expenses, of approximately $29.00 per share in cash, which will be distributed to shareholders upon completion of the Merger. The Merger is expected to close in August 2022, subject to satisfaction of customary closing conditions.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and East River Park and Senator Square sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. In connection with the transactions discussed above, the Company incurred transaction costs of $34.2 million for the six months ended June 30, 2022, included in the accompanying consolidated statement of operations, of which $23.6 million relates to future employee severance payments.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

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

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current year presentation.

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2022	2021
Supplemental disclosure of cash activities:
Cash paid for interest	$9,419,000	$10,547,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,035,000	1,555,000
Buildings and improvements included in accounts payable and accrued liabilities	3,764,000	1,224,000

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

During the three and six months ended June 30, 2022, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

as tenant payments accrue and continues to recognize rental income. Through June 30, 2022, the Company has entered into lease modifications that deferred approximately $3.5 million, of which $2.4 million relates to deferrals that the Company continued to recognize rental income. In addition, through June 30, 2022, the Company has entered into agreements that waived approximately $2.4 million of rent. As of June 30, 2022, less than $0.1 million of the $3.5 million deferred lease modifications remain outstanding.

Note 3. Real Estate

Investment in Unconsolidated Joint Venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the Joint Venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company has a 10% interest in the joint venture and is a co-general partner along with Asland Capital Partners. The Company has contributed approximately $4.8 million of capital to the Joint Venture as of June 30, 2022. The Company sold approximately $8.0 million of development costs to the Joint Venture as part of its formation on May 5, 2021.

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

Acquisitions

On June 28, 2022, the Company acquired the 40% minority ownership percentage in the Crossroads joint venture for $1.0 million. Crossroads was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

Dispositions

The following table shows the property disposition during the six months ended June 30, 2022:

			Date	Sales
Disposition	Location	GLA	Sold	Price	Impairment
Riverview Plaza	Philadelphia, PA	108,902	5/16/2022	$34,000,000	$(199,000)

The impairment is included in operating (loss) income in the accompanying consolidated statement of operations.

Real Estate Held for Sale

As of June 30, 2022, Carll’s Corner, located in Bridgeton, New Jersey, the 33 grocery-anchored shopping centers and two redevelopment properties have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Discontinued Operations

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and East River Park and Senator Square sales for total gross proceeds of approximately $879 million, including the assumed debt. The Grocery-Anchored Portfolio Sale represents a strategic shift and will have a material effect on the Company’s operations and financial results, and, therefore, the Company has determined that it is deemed a discontinued operation. Accordingly, the portfolio of 33 grocery-anchored shopping centers have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented herein. With the reclass to held for sale, there were additional impairments of $16.1 million recorded during the second quarter of 2022. The following is a summary of income from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUES
Rental revenues	$21,546,000	$21,277,000	$43,677,000	$43,771,000
Other	102,000	99,000	157,000	221,000
Total revenues	21,648,000	21,376,000	43,834,000	43,992,000
EXPENSES
Operating, maintenance and management	5,108,000	4,454,000	10,441,000	9,916,000
Real estate and other property-related taxes	3,278,000	3,229,000	6,534,000	6,491,000
General and administrative	91,000	(223,000)	151,000	(99,000)
Depreciation and amortization	3,964,000	7,281,000	9,726,000	15,031,000
Total expenses	12,441,000	14,741,000	26,852,000	31,339,000

OPERATING INCOME	9,207,000	6,635,000	16,982,000	12,653,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(1,509,000)	(1,182,000)	(3,036,000)	(1,709,000)
Total non-operating income and expenses	(1,509,000)	(1,182,000)	(3,036,000)	(1,709,000)

INCOME FROM DISCONTINUED OPERATIONS	7,698,000	5,453,000	13,946,000	10,944,000

Impairment charges	(16,119,000)	-	(16,630,000)	-
Gain on sales	-	-	-	1,047,000

TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(8,421,000)	$5,453,000	$(2,684,000)	$11,991,000

Net cash provided by operations from discontinued operations was $25.4 million and $25.3 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities from discontinued operations was $16.0 million and $9.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities.  As of June 30, 2022 and December 31, 2021, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $146.4 million and $159.0 million, respectively; the carrying value of such loan was $156.4 million and $156.8 million, respectively. As of June 30, 2022 and December 31, 2021, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair values of the Company’s

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of June 30, 2022 and December 31, 2021, respectively.

The valuations of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2022, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$698,000	$—	$—	$698,000
Interest rate swaps assets (a)	$—	$3,176,000	$—	$3,176,000
Deferred compensation liabilities (b)	$713,000	$—	$—	$713,000
Interest rate swaps liability (b)	$—	$20,000	$—	$20,000

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$955,000	$—	$—	$955,000
Deferred compensation liabilities (b)	$982,000	$—	$—	$982,000
Interest rate swaps liability (b)	$—	$8,232,000	$—	$8,232,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of June 30, 2022, real estate held for sale on the consolidated balance sheet consisted of thirty-six retail properties, totaling $719.3 million, which were determined to be Level 2 assets under the hierarchy, for which the carrying value was below its fair value.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

Debt and finance lease obligations are composed of the following at June 30, 2022:

		June 30, 2022
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage and finance lease obligation- held for sale
Franklin Village	Jun 2026	$44,018,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	15,600,000	3.5%
Trexlertown Plaza (a)	Jun 2031	36,100,000	3.5%
The Point (a)	Jun 2031	29,700,000	3.5%
Christina Crossing (a)	Jun 2031	17,000,000	3.5%
Lawndale Plaza (a)	Jun 2031	15,600,000	3.5%
Senator Square finance lease obligation	Sep 2050	5,578,000	5.3%
		163,596,000	3.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	41,000,000	3.1%
Fixed-rate (c):
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
Term loan	Aug 2026	50,000,000	3.3%
		504,596,000	3.7%
Unamortized issuance costs		(2,848,000)
		$501,748,000

(a)	The mortgages for these properties are cross-collateralized.
(b)	The revolving credit facility is subject to two one-year extensions at the Company’s option.
(c)

The interest rates on these term loans consist of the London Interbank Offered Rate (“LIBOR”) plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2022), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of June 30, 2022, the Company had $41.0 million outstanding under its revolving credit facility. The unsecured credit facility and term notes were paid off on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Mortgage Loans Payable

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point.  These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers.

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2022. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.

The following is a summary of the derivative financial instruments held by the Company at June 30, 2022 and December 31, 2021:

June 30, 2022
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	4	$3,176,000	2023-2025	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$20,000	2023-2025	Accounts payable and accrued liabilities

December 31, 2021
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	5	$8,232,000	2023-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at June 30, 2022 and December 31, 2021 were $300.0 million in each period. The interest rate swaps were terminated as part of the Grocery-Anchored Portfolio Sale for a $3.4 million benefit.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2022 and 2021, respectively:

		Gain (loss) recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2022	2021	2022	2021
Qualifying	Interest rate swaps	$2,156,000	$(637,000)	$9,132,000	$1,756,000

		(Loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended June 30,		Six months ended June 30,
	Classification	2022	2021	2022	2021
	Continuing Operations	$(958,000)	$(1,656,000)	$(2,320,000)	$(3,460,000)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

As of June 30, 2022 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreement. As of June 30, 2022, the Company’s weighted average remaining lease term is approximately 49.3 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 8.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.2 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Through June 30, 2022, the Company deferred approximately $3.5 million and waived approximately $2.4 million of rental income, respectively. To date, the weighted average payback period for the remaining deferred rent receivable is approximately 10 months, beginning at various times from July 2020 through June 2021.

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

On April 8, 2022, several purported holders of the Company’s outstanding preferred stock filed a putative class action complaint against the Company, the Board, and Wheeler in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-00152). The complaint alleges on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the Board, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against Wheeler. The complaint seeks, among other things, a declaration that holders of the Company’s preferred stock are entitled to a liquidation preference as set forth in the articles supplementary governing the terms of the Company’s preferred stock, compensatory damages, and an injunction enjoining the merger with Wheeler, and an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of any of the Transactions pending a determination of the merits of plaintiffs’ claims.

On May 6, 2022, plaintiffs in the Sydney action filed an amended complaint. The amended complaint alleges on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the Board, claims for breach

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty, and, against Wheeler, tortious interference and aiding and abetting breach of fiduciary duty. The Sydney amended complaint seeks, among other things, (i) a declaration that holders of the Company’s preferred stock are entitled to exercise either their liquidation rights or conversion rights as set forth in the articles supplementary, (ii) compensatory damages, (iii) an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of the Grocery-Anchored Portfolio Sale, and (iv) an injunction enjoining the Merger. On May 6, 2022, the plaintiffs in Sydney filed a motion for a preliminary injunction to temporarily enjoin, until the final resolution of the litigation (i) the distribution of the gross proceeds from the Grocery-Anchored Portfolio Sale to the common stockholders, (ii) the closing of the Merger, and (iii) the imposition of a constructive trust over the gross proceeds from both the Grocery Anchored Portfolio Sale and the Merger. Also on May, 6, 2022, a purported holder of the Company’s outstanding preferred stock filed a putative class action complaint against the Company and the Board in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. The complaint alleges on behalf of a putative class of holders of the Company’s preferred stock, among other things, claims for declaratory and injunctive relief with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty. On May 11, 2022, the Company, the Board of Directors of the Company and Wheeler removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney plaintiffs’ motion for preliminary injunction will be held on June 22, 2022. On June 2, 2022, the plaintiffs in Kim filed a motion for a preliminary injunction (i) to require that the Company provide preferred shareholders with a vote to approve the Grocery-Anchored Portfolio Sale and the Merger, and (ii) requiring Cedar disclose to preferred shareholders that the Grocery-Anchored Portfolio Sale and Merger entitled the preferred stockholders to exercise their change of control conversion right. The court agreed to consolidate the Kim plaintiffs’ motion for preliminary injunction with the Sydney plaintiffs’ motion for preliminary injunction, and to hear arguments on both motions at the hearing on June 22, 2022.

On June 23, 2022, following a hearing on both the Sydney and Kim motions for preliminary injunction, the court issued an order denying both motions for preliminary injunction, holding that the plaintiffs in both cases were unlikely to succeed on the merits of any of their contractual or fiduciary duty claims, and that plaintiffs had not established that they would suffer irreparable harm if the injunction was denied. By order dated July 11, 2022, the Court consolidated this case with another class action brought by a preferred stockholder and set August 24, 2022 for the plaintiffs in both cases to file a consolidated amended complaint.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2022		December 31, 2021
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Common stock	$-	$0.066	$0.066	$0.132
7.25% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906
6.50% Series C Preferred Stock	$0.406	$0.406	$0.813	$0.813

On July 19, 2022, the Company’s Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on August 22, 2022 to shareholders of record on August 12, 2022.

Note 8. Revenues

Rental revenues for the three and six months ended June 30, 2022 and 2021, respectively, comprise the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Base rents	$5,878,000	$7,686,000	$11,796,000	$15,493,000
Expense recoveries	2,201,000	2,476,000	4,143,000	5,094,000
Percentage rent	146,000	122,000	269,000	363,000
Straight-line rents	(19,000)	159,000	(87,000)	171,000
Amortization of intangible lease liabilities, net	161,000	160,000	322,000	324,000
Total rents	$8,367,000	$10,603,000	$16,443,000	$21,445,000

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2022 and 2021, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability. In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. The Company identified various tenants where collection was no longer considered probable. The determination to record revenue on a cash basis and write off any outstanding straight-line receivable from these various tenants reduced net income $0.0 million and $0.0 million for the three and six months ended June 30, 2022, respectively. In addition, during the three and six months ended June 30, 2022, respectively, $0.4 million and $0.8 million of billed charges, consisting of rent and tenant reimbursements, were unpaid, and based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue for the three and six months ended June 30, 2022.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Expense relating to share/unit grants	$293,000	$1,092,000	$877,000	$2,021,000
Amounts capitalized	(12,000)	(46,000)	(54,000)	(95,000)
Total charged to operations	$281,000	$1,046,000	$823,000	$1,926,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2021	492,000	$23.47
Restricted share grants	7,000	26.31
Vested during period	(33,000)	24.34
Forfeitures/cancellations	(82,000)	28.29
Unvested shares/units, June 30, 2022	384,000	$22.42

During the six months ended June 30, 2022 there were 7,000 restricted shares issued, with a weighted average grant date fair value of $26.31 per share.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and six months ended June 30, 2022, the Company had 0.3 million of weighted average unvested restricted shares outstanding that were participating securities. For the three and six months ended June 30, 2021, the Company had 0.5 million of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net (loss) income from continuing operations	$(34,342,000)	$46,011,000	$(41,155,000)	$40,726,000
Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)
Net loss (income) attributable to noncontrolling interests	143,000	(377,000)	185,000	(480,000)
Net earnings allocated to unvested shares	(18,000)	(1,878,000)	(41,000)	(1,850,000)
(Loss) income from continuing operations, net of noncontrolling interest, attributable to vested common shares	(36,905,000)	41,068,000	(46,387,000)	33,020,000
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	(8,388,000)	5,421,000	(2,673,000)	11,921,000
Net (loss) income attributable to vested common shares	$(45,293,000)	$46,489,000	$(49,060,000)	$44,941,000
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,288,000	13,197,000	13,287,000	13,171,000
Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(2.78)	$3.11	$(3.49)	$2.51
Discontinued operations	(0.63)	0.41	(0.20)	0.90
	$(3.41)	$3.52	$(3.69)	$3.41

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and six months ended June 30, 2022 and 2021, no restricted stock units (“RSU’s”) would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on June 30, 2022, and 2021, respectively, and therefore this market performance-based equity award had no impact in calculation diluted EPS. Net loss (income) attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 65,000 and 73,000 for the three and six months ended June 30, 2022, respectively, and 81,000 for the three and six months ended June 30, 2021.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2022 through the date of filing this Quarterly Report on Form 10-Q. Other than those events disclosed in this report, there were no other events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2022, the Company owned and managed a portfolio of 17 operating properties (excluding properties “held for sale”) totaling 2.6 million square feet of gross leasable area (“GLA”). The portfolio was 86.1% leased and 86.3% occupied at June 30, 2022.

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

Significant Circumstances and Transactions

Transaction Agreements

On March 2, 2022, the Company announced that following its previously announced review of strategic alternatives, it had entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions.  Specifically, on March 2, 2022, the Company and certain of its subsidiaries, DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”), pursuant to which the Grocery-Anchored Purchasers will acquire a portfolio of 33 grocery-anchored shopping centers from the Company for a cash purchase price of $840.0 million (the “Grocery-Anchored Portfolio Sale”). The Asset Purchase Agreement provides that to the extent specified redevelopment assets (Riverview Plaza, East River Park and Senator Square, which have been classified as “real estate held for sale” as of March 31, 2022) of the Company are not sold by the Company to third parties prior to the closing of the Grocery-Anchored Portfolio Sale, these assets will be acquired by the Grocery-Anchored Purchasers for an additional cash purchase price of up to $80.5 million. In addition, on March 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Wheeler Real Estate Investment Trust, Inc. (“Wheeler”) and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, Wheeler will acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction that values the remaining portfolio at $291.3 million (the “Merger”).  Following completion of the transactions contemplated by the Merger Agreement, the Company will survive as a wholly-owned subsidiary of Wheeler. The Company’s currently outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock will remain outstanding as shares of preferred stock in the surviving company following the transactions and are expected to remain listed on the New York Stock Exchange.

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s Board of Directors (the “Board”) and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022, and are estimated to generate total net proceeds, after all transaction expenses, of approximately $29.00 per share in cash, which will be distributed to shareholders upon completion of the Merger. The Merger is expected to close in August 2022, subject to satisfaction of customary closing conditions.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and East River Park and Senator Square sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. In connection with the transactions discussed above, the Company incurred transaction costs of $34.2 million for the six months ended June 30, 2022, included in the accompanying consolidated statement of operations, of which $23.6 million relates to future employee severance payments.

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has entered into lease modifications that deferred approximately $3.5 million and waived approximately $2.4 million of rental income through June 30, 2022, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various times from July 2020 through June 2021.

Real Estate

On October 14, 2021, the Company acquired the 60% minority ownership percentage in the San Souci Plaza joint venture. On June 28, 2022, the Company acquired the 40% minority ownership percentage in the Crossroads joint venture.

As of June 30, 2022, Carll’s Corner, located in Bridgeton, New Jersey, the 33 grocery-anchored shopping centers and two redevelopment properties have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

Investment in Unconsolidated Joint Venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the Joint Venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company has a 10% interest in the joint venture and is a co-general partner along with Asland Capital Partners. The Company has contributed approximately $4.8 million of capital to the Joint Venture as of June 30, 2022. The Company has sold approximately $8.0 million of development costs to the Joint Venture as part of its formation on May 5, 2021.

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

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2022), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026. The unsecured credit facility and term notes were paid off on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

Mortgage Loans Payable

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point. These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers.

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

Results of Operations

Comparison of three months ended June 30, 2022 to June 30, 2021

			Change
	2022	2021	Dollars	Percent
Revenues	$8,503,000	$10,844,000	$(2,341,000)	-21.6%
Property operating expenses	(3,545,000)	(3,664,000)	119,000	-3.2%
Property operating income	4,958,000	7,180,000	(2,222,000)
General and administrative	(2,861,000)	(5,096,000)	2,235,000	-43.9%
Depreciation and amortization	(2,850,000)	(2,976,000)	126,000	-4.2%
Gain on sales	—	48,857,000	(48,857,000)	n/a
Impairment (charges) reversal	(2,000)	1,849,000	(1,851,000)	n/a
Transaction costs	(30,457,000)	—	(30,457,000)	n/a
Interest expense	(3,130,000)	(3,803,000)	673,000	-17.7%
(Loss) income from continuing operations	(34,342,000)	46,011,000	(80,353,000)
Discontinued operations:
Income from operations	7,698,000	5,453,000	2,245,000	41.2%
Impairment charges	(16,119,000)	—	(16,119,000)	n/a
Net (loss) income	(42,763,000)	51,464,000	(94,227,000)
Net loss (income) attributable to noncontrolling interests	176,000	(409,000)	585,000	n/a
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(42,587,000)	$51,055,000	$(93,642,000)

Revenues were lower as a result of (1) a decrease of $2.1 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations, partially off-set by (2) an increase of $0.3 million in rental revenues and expense recoveries attributable to same center properties.

Property operating expenses were lower as a result of (1) a decrease of $0.4 million in property operating expenses attributable to properties sold or held for sale during 2022 and 2021 not deemed to be discontinued operations, partially off-set by (2) an increase of $0.3 million in property operating expenses attributable to same center properties.

General and administrative costs were lower primarily as a result of (1) a decrease of $1.6 million in payroll related costs predominantly related to the previously announced dual-track strategic alternatives process and (2) a decrease in legal and professional fees of $0.6 million.

Depreciation and amortization expenses were lower as a result of a decrease of $0.2 million attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations.

Gain on sales in 2021 relates to the sale of the Camp Hill Shopping Center, located in Camp Hill, Pennsylvania.

Impairment charges in 2022 relates to Riverview Plaza, located in Philadelphia, Pennsylvania. Impairment reversal in 2021 relates to The Commons Plaza, located in Dubois, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the previously announced dual-track strategic alternatives process.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $1.0 million, (2) a decrease in amortization expense of deferred financing costs $0.2 million, partially off-set by (3) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.1 million and (4) a decrease in capitalized interest of $0.4 million.

Discontinued operations for 2022 and 2021 include the results of operations and impairments for properties treated as discontinued operations.

Comparison of six months ended June 30, 2022 to June 30, 2021

			Change
	2022	2021	Dollars	Percent
Revenues	$16,781,000	$21,779,000	$(4,998,000)	-22.9%
Property operating expenses	(6,584,000)	(7,840,000)	1,256,000	-16.0%
Property operating income	10,197,000	13,939,000	(3,742,000)
General and administrative	(5,773,000)	(9,500,000)	3,727,000	-39.2%
Depreciation and amortization	(5,351,000)	(6,437,000)	1,086,000	-16.9%
Gain on sales	—	48,857,000	(48,857,000)	n/a
Impairment (charges) reversal	(199,000)	1,849,000	(2,048,000)	n/a
Transaction costs	(34,192,000)	—	(34,192,000)	n/a
Interest expense	(5,837,000)	(7,982,000)	2,145,000	-26.9%
(Loss) income from continuing operations	(41,155,000)	40,726,000	(81,881,000)
Discontinued operations:
Income from operations	13,946,000	10,944,000	3,002,000	27.4%
Impairment charges	(16,630,000)	—	(16,630,000)	n/a
Gain on sales	—	1,047,000	(1,047,000)	n/a
Net (loss) income	(43,839,000)	52,717,000	(96,556,000)
Net loss (income) attributable to noncontrolling interests	196,000	(550,000)	746,000	n/a
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(43,643,000)	$52,167,000	$(95,810,000)

Revenues were lower as a result of (1) a decrease of $4.5 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations and (2) a decrease of $0.4 million in rental revenues and expense recoveries attributable to same center properties.

Property operating expenses were lower as a result of a decrease of $1.3 million in property operating expenses attributable to properties sold or held for sale during 2022 and 2021 not deemed to be discontinued operations.

General and administrative costs were lower primarily as a result of (1) a decrease of $3.0 million in payroll related costs predominantly related to the previously announced dual-track strategic alternatives process and (2) a decrease in legal fees of $0.6 million.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $0.7 million attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations and (2) a decrease of $0.3 million attributable to same center properties.

Gain on sales in 2021 relates to the sale of the Camp Hill Shopping Center, located in Camp Hill, Pennsylvania.

Impairment charges in 2022 relates to Riverview Plaza, located in Philadelphia, Pennsylvania. Impairment reversal in 2021 relates to The Commons Plaza, located in Dubois, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the previously announced dual-track strategic alternatives process.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $2.5 million, (2) a decrease in amortization expense of deferred financing costs $0.4 million, partially off-set by (3) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.3 million and (4) a decrease in capitalized interest of $0.5 million.

Discontinued operations for 2022 and 2021 include the results of operations, impairments and gain on sales for properties treated as discontinued operations.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating (loss) income	$(31,212,000)	$49,814,000	$(35,318,000)	$48,708,000
Add (deduct):
General and administrative	2,861,000	5,096,000	5,773,000	9,500,000
Gain on sales	—	(48,857,000)	—	(48,857,000)
Transaction costs	30,457,000	—	34,192,000	—
Impairment charges (reversal)	2,000	(1,849,000)	199,000	(1,849,000)
Depreciation and amortization	2,850,000	2,976,000	5,351,000	6,437,000
Straight-line rents	19,000	(159,000)	87,000	(171,000)
Amortization of intangible lease liabilities	(161,000)	(160,000)	(322,000)	(324,000)
Other adjustments	29,000	(36,000)	(6,000)	(71,000)
NOI related to properties not defined as same-property	(233,000)	(2,045,000)	(733,000)	(4,162,000)
Same-property NOI	$4,612,000	$4,780,000	$9,223,000	$9,211,000

Number of same properties	17	17	17	17
Same-property occupancy, end of period	86.1%	86.8%	86.1%	86.8%
Same-property leased, end of period	86.3%	86.9%	86.3%	86.9%
Same-property average base rent, end of period	$10.49	$10.52	$10.49	$10.52

Same-property NOI for the comparable three and six month periods decreased 3.5% and increased 0.1%, respectively.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the six months ended June 30, 2022:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft.	per sq.ft.	% change	per sq.ft.
Renewals	46	260,300	14.82	14.33	3.4%	0.16
New Leases - Comparable	17	86,200	21.33	14.59	46.2%	88.66	(a)
New Leases - Non-Comparable (b)	5	53,300	13.03	n/a	n/a	61.14	(a)
Total (c)	68	399,800	15.99	n/a	n/a	27.37

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion space.
(c)	Legal fees and leasing commissions averaged a combined total of $4.19 per square foot.

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

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2022), based on the Company’s leverage ratio. Interest on borrowings under the unsecured credit facility is based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements.  As of June 30, 2022, the Company had $41.0 million outstanding under its revolving credit facility. The unsecured credit facility and term notes were paid off on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point.  These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers.

Debt and finance lease obligations are composed of the following at June 30, 2022:

		June 30, 2022
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage and finance lease obligation- held for sale
Franklin Village	Jun 2026	$44,018,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	15,600,000	3.5%
Trexlertown Plaza (a)	Jun 2031	36,100,000	3.5%
The Point (a)	Jun 2031	29,700,000	3.5%
Christina Crossing (a)	Jun 2031	17,000,000	3.5%
Lawndale Plaza (a)	Jun 2031	15,600,000	3.5%
Senator Square finance lease obligation	Sep 2050	5,578,000	5.3%
		163,596,000	3.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	41,000,000	3.1%
Fixed-rate (c):
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
Term loan	Aug 2026	50,000,000	3.3%
		504,596,000	3.7%
Unamortized issuance costs		(2,848,000)
		$501,748,000

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

The following table details the Company’s debt and finance lease obligation maturities at June 30, 2022:

	Mortgage Loan	Finance Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2022	$563,000	$19,000	$-		$-	$582,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
2024	1,206,000	41,000	41,000,000	(a)	75,000,000	117,247,000
2025	1,253,000	44,000	-		75,000,000	76,297,000
2026	40,922,000	48,000	-		50,000,000	90,970,000
Thereafter	112,914,000	5,387,000	-		-	118,301,000
	$158,018,000	$5,578,000	$41,000,000		$300,000,000	$504,596,000

(a)	The revolving credit facility is subject to two one-year extensions at the Company’s option.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2021 and through the first quarter of 2022 and has continued to declare and pay preferred stock dividends through the second quarter of 2022. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Board of Directors may reduce, as it did with the May 2020 common stock dividend of $0.01 per common share, or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	For the six months ended June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$16,082,000	$24,804,000
Investing activities	$14,779,000	$88,254,000
Financing activities	$(32,858,000)	$(108,862,000)

Operating Activities

Net cash (used in) provided by operating activities, before net changes in operating assets and liabilities, was $(10.4) million for the six months ended June 30, 2022 and $24.8 million for the six months ended June 30, 2021. The decrease was primarily a result of property dispositions in 2021 and the accrued transaction costs related to the previously announced dual-track strategic alternatives process.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s expenditures for property improvements and property disposition activities. During the six months ended June 30, 2022 the Company incurred expenditures of $16.9 million for property improvements, $0.2 million relating to contributions to the Company’s unconsolidated joint venture and received $31.9 million in proceeds due from the sale of Riverview Plaza. During the six months ended June 30, 2021, the Company received $104.5 million in proceeds from the sale of properties, which was partially offset by $138 million for property improvements and $2.5 million in contributions to an unconsolidated joint venture.

Financing Activities

During the six months ended June 30, 2022, the Company had $6.3 million of preferred and common stock distributions, and $0.6 million of mortgage repayments, which were partially offset by net repayments of ($25.0) million under the revolving credit facility and the purchase of a minority interest in a joint venture for ($1.0) million. During the six months ended June 30, 2021, the Company had  net payments of $163.0 million under the revolving credit facility, a $50.0 million of term note pay-off, $7.2 million of preferred and common stock distributions, $0.5 million of mortgage repayments, and $1.6 million of debt financing costs, $0.5 million of termination payments related to a swap liability, which were partially offset by net property specific mortgage note payables of $114.0 million.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common shareholders	$(45,275,000)	$48,367,000	$(49,019,000)	$46,791,000
Real estate depreciation and amortization	6,809,000	10,227,000	15,066,000	21,420,000
Limited partners' interest	(176,000)	287,000	(196,000)	278,000
Gain on sales	—	(48,857,000)	—	(49,904,000)
Impairment charges (reversal)	16,121,000	(1,849,000)	16,829,000	(1,849,000)
Consolidated minority interests:
Share of income	—	122,000	—	272,000
Share of FFO	—	(88,000)	—	(201,000)
FFO applicable to diluted common shares	(22,521,000)	8,209,000	(17,320,000)	16,807,000
Transaction costs (a)	30,457,000	—	34,192,000	—
Redevelopment costs (b)	-	230,000	-	230,000
Financing costs (c)	-	44,000	-	44,000
Operating FFO applicable to diluted common shares	$7,936,000	$8,483,000	$16,872,000	$17,081,000

FFO per diluted common share	$(1.64)	$0.59	$(1.25)	$1.21
Operating FFO per diluted common share	$0.58	$0.61	$1.22	$1.23
Weighted average number of diluted common shares (d):
Common shares and equivalents	13,703,000	13,855,000	13,728,000	13,845,000
OP Units	65,000	81,000	73,000	81,000
	13,768,000	13,936,000	13,801,000	13,926,000

(a)	Includes costs incurred in connection with the previously announced dual-track strategic alternatives process.
(b)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(c)	Represents acceleration of amortization and financing costs related to term note paid-off prior to maturity.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At June 30, 2022, the Company had $0.2 million included in accounts payable and accrued liabilities and $3.2 million in other assets and deferred charges, net on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. The interest rate swaps were terminated as part of the Grocery-Anchored Portfolio Sale.

At June 30, 2022, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $463.6 million of fixed-rate debt outstanding was 3.7%, with maturities at various dates through 2050. The average interest rate on the $41.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility, was 3.1%. With respect to the $41.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $0.4 million per annum.

With respect to the Company’s fixed rate mortgage notes and unsecured term loans, changes in interest rates generally do not affect the Company’s interest expense as these notes are at fixed rates for extended terms. Because the Company presently intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt. The unsecured credit facility and term notes were paid off on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of June 30, 2022, and have concluded that such disclosure controls and procedures are effective.

During the three months ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On April 8, 2022, several purported holders of the Company’s outstanding preferred stock filed a putative class action complaint against the Company, the Board, and Wheeler in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-00152). The complaint alleges on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the Board, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against Wheeler. The complaint seeks, among other things, a declaration that holders of the Company’s preferred stock are entitled to a liquidation preference as set forth in the articles supplementary governing the terms of the Company’s preferred stock, compensatory damages, and an injunction enjoining the merger with Wheeler, and an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of any of the Transactions pending a determination of the merits of plaintiffs’ claims.

On May 6, 2022, plaintiffs in the Sydney action filed an amended complaint. The amended complaint alleges on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the Board, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty, and, against Wheeler, tortious interference and aiding and abetting breach of fiduciary duty. The Sydney amended complaint seeks, among other things, (i) a declaration that holders of the Company’s preferred stock are entitled to exercise either their liquidation rights or conversion rights as set forth in the articles supplementary, (ii) compensatory damages, (iii) an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of the Grocery-Anchored Portfolio Sale, and (iv) an injunction enjoining the Merger. On May 6, 2022, the plaintiffs in Sydney filed a motion for a preliminary injunction to temporarily enjoin, until the final resolution of the litigation (i) the distribution of the gross proceeds from the Grocery-Anchored Portfolio Sale to the common stockholders, (ii) the closing of the Merger, and (iii) the imposition of a constructive trust over the gross proceeds from both the Grocery Anchored Portfolio Sale and the Merger. Also on May, 6, 2022, a purported holder of the Company’s outstanding preferred stock filed a putative class action complaint against the Company and the Board in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. The complaint alleges on behalf of a putative class of holders of the Company’s preferred stock, among other things, claims for declaratory and injunctive relief with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty. On May 11, 2022, the Company, the Board of Directors of the Company and Wheeler removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney plaintiffs’ motion for preliminary injunction will be held on June 22, 2022. On June 2, 2022, the plaintiffs in Kim filed a motion for a preliminary injunction (i) to require that the Company provide preferred shareholders with a vote to approve the Grocery-Anchored Portfolio Sale and the Merger, and (ii) requiring Cedar disclose to preferred shareholders that the Grocery-Anchored Portfolio Sale and Merger entitled the preferred stockholders to exercise their change of control conversion right. The court agreed to consolidate the Kim plaintiffs’ motion for preliminary injunction with the Sydney plaintiffs’ motion for preliminary injunction, and to hear arguments on both motions at the hearing on June 22, 2022.

On June 23, 2022, following a hearing on both the Sydney and Kim motions for preliminary injunction, the court issued an order denying both motions for preliminary injunction, holding that the plaintiffs in both cases were unlikely to succeed on the merits of any of their contractual or fiduciary duty claims, and that plaintiffs had not established that they would suffer irreparable harm if the injunction was denied. By order dated July 11, 2022, the Court consolidated this case with another class action brought by a preferred stockholder and set August 24, 2022 for the plaintiffs in both cases to file a consolidated amended complaint.
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
Exhibit 2.1

First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P. (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2022)

Exhibit 10.1

Separation Agreement and Release, by and between Robin McBride Zeigler and Cedar Realty Trust, Inc., dated as of May 6, 2022 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 12, 2022)

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

August 4, 2022