Form 10-Q
period 2022-09-30
CEDAR REALTY TRUST, INC.
filed 2022-11-08
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd. Virginia Beach, Virginia	23452
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (757) 627-9088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7-1/4% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	CDRpB	New York Stock Exchange
6-1/2% Series C Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	CDRpC	New York Stock Exchange

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

At November 4, 2022, there were 13,718,169 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the ability of the Company to successfully integrate its business with Wheeler Real Estate Investment Trust, Inc. following the completion of the Transactions (as defined herein); (ii) the risk that shareholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability; (iii) the ability and willingness of the Company's tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iv) the loss or bankruptcy of the Company's tenants; (v) the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration, the Company's ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (vi) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions, including increased inflation and interest rates, and consumer confidence; (vii) risks endemic to real estate and the real estate industry generally; (viii) damage to the Company's properties from catastrophic weather and other natural events, and the physical effects of climate change; (ix) uninsured losses; (x) the Company's ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xi) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Real estate:
Land	$71,763,000	$68,865,000
Buildings and improvements	292,715,000	300,962,000
	364,478,000	369,827,000
Less accumulated depreciation	(157,831,000)	(155,250,000)
Real estate, net	206,647,000	214,577,000

Real estate held for sale	—	757,037,000
Investment in unconsolidated joint venture	—	4,654,000
Cash and cash equivalents	2,062,000	3,039,000
Restricted cash	11,404,000	230,000
Receivables	5,579,000	13,580,000
Other assets and deferred charges, net	8,348,000	23,777,000
TOTAL ASSETS	$234,040,000	$1,016,894,000

LIABILITIES AND EQUITY
Mortgage loan payable - held for sale	$—	$156,821,000
Finance lease obligation - held for sale	—	5,314,000
Unsecured revolving credit facility	—	66,000,000
Unsecured term loans	—	298,903,000
Secured term loan, net	126,596,000	—
Accounts payable and accrued liabilities	8,645,000	42,099,000
Due to Wheeler Real Estate Investment Trust, Inc.	7,358,000	—
Unamortized intangible lease liabilities	4,916,000	5,367,000
Unamortized intangible lease liabilities - held for sale	—	2,422,000
Total liabilities	147,515,000	576,926,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 and 13,658,000 shares, issued and outstanding, respectively)	823,000	820,000
Treasury stock (0 and 387,000 shares, respectively, at cost)	—	(13,266,000)
Additional paid-in capital	868,323,000	881,009,000
Cumulative distributions in excess of net income	(942,162,000)	(582,464,000)
Accumulated other comprehensive loss	—	(8,258,000)
Total Cedar Realty Trust, Inc. shareholders' equity	86,525,000	437,382,000
Noncontrolling interests:
Limited partners' OP Units	—	2,586,000
Total noncontrolling interests	—	2,586,000
Total equity	86,525,000	439,968,000
TOTAL LIABILITIES AND EQUITY	$234,040,000	$1,016,894,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUES
Rental revenues	$7,696,000	$8,409,000	$24,139,000	$29,854,000
Other	288,000	86,000	626,000	420,000
Total revenues	7,984,000	8,495,000	24,765,000	30,274,000
EXPENSES
Operating, maintenance and management	2,254,000	1,259,000	6,070,000	5,419,000
Real estate and other property-related taxes	1,557,000	1,520,000	4,325,000	5,200,000
General and administrative	3,875,000	3,965,000	9,648,000	13,465,000
Depreciation and amortization	4,010,000	3,038,000	9,361,000	9,475,000
Total expenses	11,696,000	9,782,000	29,404,000	33,559,000

OTHER
Gain on sales	—	—	—	48,857,000
Transaction costs	(23,971,000)	—	(58,163,000)	—
Impairment charges	(9,151,000)	(58,987,000)	(9,350,000)	(57,138,000)
Total other	(33,122,000)	(58,987,000)	(67,513,000)	(8,281,000)

OPERATING LOSS	(36,834,000)	(60,274,000)	(72,152,000)	(11,566,000)

NON-OPERATING INCOME AND EXPENSES
Interest income (expense)	615,000	(3,152,000)	(5,222,000)	(11,134,000)
Total non-operating income and expenses	615,000	(3,152,000)	(5,222,000)	(11,134,000)

NET LOSS FROM CONTINUING OPERATIONS	(36,219,000)	(63,426,000)	(77,374,000)	(22,700,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	356,000	6,292,000	14,302,000	17,236,000
Impairment charges	—	(23,749,000)	(16,629,000)	(23,749,000)
Gain on sales	125,500,000	—	125,500,000	1,047,000
Total income (loss) from discontinued operations	125,856,000	(17,457,000)	123,173,000	(5,466,000)

NET INCOME (LOSS)	89,637,000	(80,883,000)	45,799,000	(28,166,000)

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	—	(125,000)	—	(397,000)
Limited partners' interest in Operating Partnership	(328,000)	492,000	(132,000)	214,000
Total net (income) loss attributable to noncontrolling interests	(328,000)	367,000	(132,000)	(183,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	89,309,000	(80,516,000)	45,667,000	(28,349,000)

Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$86,621,000	$(83,204,000)	$37,603,000	$(36,413,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$(2.87)	$(4.97)	$(6.37)	$(2.36)
Discontinued operations	9.29	(1.31)	9.19	(0.41)
	$6.42	$(6.28)	$2.82	$(2.77)

Weighted average number of common shares - basic and diluted	13,494,000	13,252,000	13,357,000	13,191,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income (loss)	$89,637,000	$(80,883,000)	$45,799,000	$(28,166,000)

Unrealized (loss) gain on change in fair value of cash flow hedges	(3,131,000)	1,595,000	8,321,000	6,811,000

Comprehensive income (loss)	86,506,000	(79,288,000)	54,120,000	(21,355,000)

Comprehensive (income) loss attributable to noncontrolling interests	(332,000)	358,000	(195,000)	(228,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$86,174,000	$(78,930,000)	$53,925,000	$(21,583,000)

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2022

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	(income) loss	Total
Balance, December 31, 2021	6,450,000	$159,541,000	13,658,000	$820,000	$(13,266,000)	$881,009,000	$(582,464,000)	$(8,258,000)	$437,382,000
Net (loss)	—	—	—	—	—	—	(1,056,000)	—	(1,056,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	8,289,000	8,289,000
Share-based compensation, net	—	—	(21,000)	(1,000)	2,459,000	(2,498,000)	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(900,000)	—	(900,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(4,000)	—	—	(4,000)
Balance, March 31, 2022	6,450,000	159,541,000	13,637,000	819,000	(10,807,000)	878,508,000	(587,108,000)	31,000	440,984,000
Net (loss)	—	—	—	—	—	—	(42,587,000)	—	(42,587,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	3,104,000	3,104,000
Share-based compensation, net	—	—	(79,000)	(5,000)	47,000	245,000	—	—	287,000
Purchase of OP Units	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Acquisition of minority interests	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	228,000	—	—	228,000
Balance, June 30, 2022	6,450,000	159,541,000	13,558,000	814,000	(10,760,000)	877,981,000	(632,383,000)	3,135,000	398,328,000
Net income	—	—	—	—	—	—	89,309,000	—	89,309,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(3,135,000)	(3,135,000)
Share-based compensation, net	—	—	(3,000)	—	10,760,000	(10,047,000)	—	—	713,000
Common stock offering	—	—	13,718,000	823,000	—	(823,000)	—	—	—
Common stock repurchases	—	—	(13,669,000)	(821,000)	—	821,000	—	—	—
Common stock issuance	—	—	114,000	7,000	—	(7,000)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(396,400,000)	—	(396,400,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	398,000	—	—	398,000
Balance, September 30, 2022	6,450,000	$159,541,000	13,718,000	$823,000	$—	$868,323,000	$(942,162,000)	$—	$86,525,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2021	$—	$2,586,000	$2,586,000	$439,968,000
Net (loss)	—	(20,000)	(20,000)	(1,076,000)
Unrealized gain on change in fair value of cash flow hedges	—	49,000	49,000	8,338,000
Share-based compensation, net	—	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(905,000)
Reallocation adjustment of limited partners' interest	—	4,000	4,000	—
Balance, March 31, 2022	—	2,614,000	2,614,000	443,598,000
Net (loss)	—	(176,000)	(176,000)	(42,763,000)
Unrealized gain on change in fair value of cash flow hedges	—	10,000	10,000	3,114,000
Share-based compensation, net	—	—	—	287,000
Purchase of OP Units	—	(726,000)	(726,000)	(726,000)
Preferred stock dividends	—	—	—	(2,688,000)
Acquisition of minority interests	—	—	—	(1,000,000)
Reallocation adjustment of limited partners' interest	—	(228,000)	(228,000)	—
Balance, June 30, 2022	—	1,494,000	1,494,000	399,822,000
Net income	—	328,000	328,000	89,637,000
Unrealized (loss) on change in fair value of cash flow hedges	—	4,000	4,000	(3,131,000)
Share-based compensation, net	—	—	—	713,000
Common stock offering	—	—	—	—
Common stock repurchases	—	—	—	—
Common stock issuance	—	—	—	—
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(1,428,000)	(1,428,000)	(397,828,000)
Reallocation adjustment of limited partners' interest	—	(398,000)	(398,000)	—
Balance, September 30, 2022	$—	$—	$—	$86,525,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2021

Continued

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2020	6,450,000	$159,541,000	13,530,000	$812,000	$(15,133,000)	$879,790,000	$(522,696,000)	$(18,816,000)	$483,498,000
Net income (loss)	—	—	—	—	—	—	1,112,000	—	1,112,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	4,171,000	4,171,000
Share-based compensation, net	—	—	99,000	6,000	1,172,000	(397,000)	—	—	781,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(899,000)	—	(899,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	19,000	—	—	19,000
Balance, March 31, 2021	6,450,000	159,541,000	13,629,000	818,000	(13,961,000)	879,413,000	(525,171,000)	(14,645,000)	485,995,000
Net income	—	—	—	—	—	—	51,055,000	—	51,055,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,009,000	1,009,000
Share-based compensation, net	—	—	(1,000)	—	50,000	1,039,000	—	—	1,089,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(1,188,000)	—	(1,188,000)
Redemption of OP units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	38,000	—	—	38,000
Balance, June 30, 2021	6,450,000	159,541,000	13,628,000	818,000	(13,911,000)	880,491,000	(477,992,000)	(13,636,000)	535,311,000
Net (loss) income	—	—	—	—	—	—	(80,516,000)	—	(80,516,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,586,000	1,586,000
Share-based compensation, net	—	—	41,000	2,000	49,000	(567,000)	—	—	(516,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	2,000	—	—	2,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(928,000)	—	(928,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(26,000)	—	—	(26,000)
Balance, September 30, 2021	6,450,000	$159,541,000	13,669,000	$820,000	$(13,862,000)	$879,900,000	$(562,124,000)	$(12,050,000)	$452,225,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2020	$1,053,000	$2,907,000	$3,960,000	$487,458,000
Net income (loss)	150,000	(9,000)	141,000	1,253,000
Unrealized gain on change in fair value of cash flow hedges	—	26,000	26,000	4,197,000
Share-based compensation, net	—	—	—	781,000
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(904,000)
Reallocation adjustment of limited partners' interest	—	(19,000)	(19,000)	—
Balance, March 31, 2021	1,203,000	2,900,000	4,103,000	490,098,000
Net income	122,000	287,000	409,000	51,464,000
Unrealized (loss) on change in fair value of cash flow hedges	—	10,000	10,000	1,019,000
Share-based compensation, net	—	—	—	1,089,000
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(1,193,000)
Redemption of OP units	—	(8,000)	(8,000)	(8,000)
Reallocation adjustment of limited partners' interest	—	(38,000)	(38,000)	—
Balance, June 30, 2021	1,325,000	3,146,000	4,471,000	539,782,000
Net (loss) income	125,000	(492,000)	(367,000)	(80,883,000)
Unrealized gain on change in fair value of cash flow hedges	—	9,000	9,000	1,595,000
Share-based compensation, net	—	—	—	(516,000)
Common stock sales, net of issuance expenses	—	—	—	2,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(933,000)
Reallocation adjustment of limited partners' interest	—	26,000	26,000	—
Balance, September 30, 2021	$1,450,000	$2,684,000	$4,134,000	$456,359,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$45,799,000	$(28,166,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales	(125,500,000)	(49,904,000)
Impairment charges	25,979,000	80,887,000
Straight-line rents and expenses, net	(376,000)	(285,000)
Provision for doubtful accounts	1,070,000	606,000
Depreciation and amortization	19,088,000	30,978,000
Amortization of intangible lease liabilities, net	(595,000)	(807,000)
Expense relating to share-based compensation, net	1,608,000	2,509,000
Amortization of deferred financing costs	2,679,000	1,203,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(15,232,000)	(862,000)
Prepaid expenses and other	(6,007,000)	(4,771,000)
Accounts payable and accrued liabilities	29,063,000	931,000
Net cash (used in) provided by operating activities	(22,424,000)	32,319,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(21,693,000)	(19,612,000)
Net proceeds from sales of real estate	699,337,000	104,497,000
Contributions to unconsolidated joint venture	(155,000)	(3,193,000)
Net cash provided by investing activities	677,489,000	81,692,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(70,000,000)	(188,000,000)
Advances under revolving credit facility	4,000,000	79,000,000
Repayment of term note	(300,000,000)	(100,000,000)
Proceeds (termination payment) related to interest rate swap	3,400,000	(503,000)
Mortgage proceeds	130,000,000	114,000,000
Mortgage repayments	(664,000)	(825,000)
Payments of debt financing costs	(3,807,000)	(3,261,000)
Noncontrolling interests:
Distributions to limited partners	(467,000)	(15,000)
Acquisition of joint venture minority interest share	(1,000,000)	—
Redemption of OP units	(966,000)	(8,000)
Common stock sales less issuance expenses, net	—	4,000
Preferred stock dividends	(8,064,000)	(8,064,000)
Distributions to common shareholders	(397,300,000)	(3,015,000)
Net cash used in financing activities	(644,868,000)	(110,687,000)

Net increase in cash, cash equivalents and restricted cash	10,197,000	3,324,000
Cash, cash equivalents and restricted cash at beginning of period	3,269,000	1,637,000
Cash, cash equivalents and restricted cash at end of period	$13,466,000	$4,961,000

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$2,062,000	$4,731,000
Restricted cash	11,404,000	230,000
Cash, cash equivalents and restricted cash	$13,466,000	$4,961,000

See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At September 30, 2022, the Company owned a portfolio of 19 operating properties.

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2022, the Company owned a 100.0% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Transaction Agreements

On March 2, 2022, the Company announced that following its previously announced review of strategic alternatives, it had entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, on March 2, 2022, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, on March 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Wheeler Real Estate Investment Trust, Inc. (“Wheeler”) and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, Wheeler would acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction.

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s Board of Directors (the “Board”) and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. On August 22, 2022, the Company completed the merger with Wheeler. As a result of the merger, Wheeler acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). The Company's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. Each outstanding share of common stock of the Company and outstanding common unit of the Operating Partnership held by persons other than the Company immediately prior to the merger were cancelled and converted into the right to receive a cash payment of $9.48 per share or unit. In addition, prior to consummation of the merger, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock of $19.52 per share, payable to holders of record of the Company's common stock at the close of business on August 19, 2022.

In connection with the transactions discussed above, the Company incurred transaction costs of $58.2 million for the nine months ended September 30, 2022, included in the accompanying condensed consolidated statement of operations, of which $33.5 million relates to employee severance payments.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited condensed consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary. Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current year presentation.

Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2022	2021
Supplemental disclosure of cash activities:
Cash paid for interest	$12,273,000	$15,467,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,035,000	2,449,000
Buildings and improvements included in accounts payable and accrued liabilities	(4,885,000)	(654,000)
Payoff of mortgages through mortgage assumptions	157,925,000	—

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Note 3. Real Estate

Investment in Unconsolidated Joint Venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. The Company contributed approximately $4.8 million of capital to the Joint Venture as of September 30, 2022. The Company sold approximately $8.0 million of development costs to the Joint Venture as part of its formation on May 5, 2021.

During the third quarter of 2022, the Joint Venture was sold to the Grocery-Anchored Purchasers in connection with the Grocery-Anchored Portfolio Sale.

Acquisitions

On June 28, 2022, the Company acquired the 40% minority ownership percentage in the Crossroads joint venture for $1.0 million. The Company's ownership interest in Crossroads was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

Dispositions

The following table shows the property disposition, not including the Grocery-Anchored Portfolio Sale, during the nine months ended September 30, 2022:

			Date	Sales
Disposition	Location	GLA	Sold	Price	Impairment
Riverview Plaza	Philadelphia, PA	108,902	5/16/2022	$34,000,000	$(361,000)

Impairments of $9.4 million for the nine months ended September 30, 2022 also include those related to the Company's investment in the unconsolidated joint venture and the note receivable associated with Senator Square. These impairments are included in operating loss in the accompanying condensed consolidated statement of operations.

Discontinued Operations

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. The Grocery-Anchored Portfolio Sale represents a strategic shift and has a material effect on the Company’s operations and financial results, and, therefore, the Company determined that it is deemed a discontinued operation. Accordingly, the portfolio of 33 grocery-anchored shopping centers have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented herein. The following is a summary of income from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUES
Rental revenues	$1,396,000	$21,985,000	$45,391,000	$65,757,000
Other	26,000	81,000	184,000	302,000
Total revenues	1,422,000	22,066,000	45,575,000	66,059,000
EXPENSES
Operating, maintenance and management	377,000	4,310,000	10,818,000	14,227,000
Real estate and other property-related taxes	216,000	3,277,000	6,750,000	9,768,000
General and administrative	—	265,000	468,000	165,000
Depreciation and amortization	—	6,471,000	9,726,000	21,503,000
Total expenses	593,000	14,323,000	27,762,000	45,663,000

OPERATING INCOME	829,000	7,743,000	17,813,000	20,396,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(473,000)	(1,451,000)	(3,511,000)	(3,160,000)
Total non-operating income and expenses	(473,000)	(1,451,000)	(3,511,000)	(3,160,000)

INCOME FROM DISCONTINUED OPERATIONS	356,000	6,292,000	14,302,000	17,236,000

Impairment charges	—	(23,749,000)	(16,629,000)	(23,749,000)
Gain on sales	125,500,000	—	125,500,000	1,047,000

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$125,856,000	$(17,457,000)	$123,173,000	$(5,466,000)

Net cash provided by operations from discontinued operations was $25.9 million and $34.1 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by (used in) investing activities from discontinued operations was $651.5 million and $(14.3) million for the nine months ended September 30, 2022 and 2021, respectively.

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, and variable-rate debt approximate their fair value due to their terms and/or short-term nature. The fair

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

value of the Company’s investments and liabilities related to deferred compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of September 30, 2022, the Company’s fixed rate mortgage loan payable was paid off. As of December 31, 2021, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $159.0 million and the carrying value of such loan was $156.8 million. As of December 31, 2021, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair values of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of December 31, 2021.

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

Nonfinancial assets and liabilities measured at fair value in the condensed consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

As a result of the Grocery-Anchored Portfolio Sale, the Company has no interest rate swap and deferred compensation assets or liabilities as of September 30, 2022. The following table shows the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2021:

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$955,000	$—	$—	$955,000
Deferred compensation liabilities (b)	$982,000	$—	$—	$982,000
Interest rate swaps liability (b)	$—	$8,232,000	$—	$8,232,000

(a)
Included in other assets and deferred charges, net, in the accompanying condensed consolidated balance sheets.
(b)
Included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

The fixed-rate mortgage and finance lease obligations were, respectively, assumed and paid off as part of the Grocery-Anchored Portfolio Sale. On August 22, 2022, the Company entered into a loan agreement with KeyBank National Association for $130 million

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

(the "KeyBank Credit Agreement"). Debt obligations are composed of the following at September 30, 2022 and collateralized by the 19 property portfolio:

		September 30, 2022
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Secured credit facility:
Variable-rate:
Term loan (a)	Aug 2023	$130,000,000	5.1%
Unamortized issuance costs		(3,404,000)
		$126,596,000

(a)
The interest rate on this term loan consists of the term Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0%.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the twelve months ending September 30, 2023 of $130 million. See Note 12, Subsequent Events, for a discussion of the October 28, 2022 refinancing of a portion of the 19 property portfolio.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its then-existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the unsecured revolving credit facility was $185 million with an expiration in August 2024. The unsecured revolving credit facility was able to be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the unsecured revolving credit facility component could range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2022, prior to its pay off, as discussed below), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

Although the credit facility was unsecured, borrowing availability was based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. The unsecured revolving credit facility and term loans were paid off and terminated on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

Mortgage Loans Payable

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point. These properties had no pre-existing debt and the proceeds from this loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers, in connection with the Grocery-Anchored Portfolio Sale.

Derivative Financial Instruments

The interest rate swaps were terminated as part of the Grocery-Anchored Portfolio Sale for a $3.4 million benefit, which is included in interest income (expense) on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in accounts payable and accrued liabilities on the condensed consolidated balance sheet at December 31, 2021. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive loss, limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

The following is a summary of the derivative financial instruments held by the Company at December 31, 2021:

December 31, 2021
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	5	$8,232,000	2023-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at December 31, 2021 were $300.0 million.

The following presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and the condensed consolidated statements of equity for the three and nine months ended September 30, 2022 and 2021, respectively:

		(Loss) gain recognized in other
		comprehensive income (loss)
		(effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2022	2021	2022	2021
Qualifying	Interest rate swaps	$(3,131,000)	$113,000	$6,001,000	$1,869,000

		(Loss) recognized in other
		comprehensive income (loss)
		reclassified into earnings (effective portion)
		Three months ended September 30,		Nine months ended September 30,
	Classification	2022	2021	2022	2021
	Continuing Operations	$—	$(1,482,000)	$(2,320,000)	$(4,942,000)

Note 6. Commitments and Contingencies

The Company is the lessee under several ground lease agreements and its executive office lease agreement. The executive office lease agreement was terminated during the third quarter of 2022. As of September 30, 2022, the Company’s weighted average remaining lease term is approximately 49.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 8.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.2 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company is involved in various legal proceedings in the ordinary course of its business, including, but not limited to commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable and the amount can be reasonably estimated. In addition, the below legal proceedings are in process:

As described in Note 1, on March 2, 2022, the Company entered into definitive agreements for the Transactions, which provided for the sale of the Company and its assets in a series of related all-cash transactions. On April 5, 2022, a purported stockholder of the Company filed a complaint against the Company and the Board in the United States District Court for the Eastern District of New York, entitled Stein v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-1944. On April 6, 2022, another purported stockholder of the Company filed a complaint against the Company and the Board in the United States District Court for the Eastern District of New York, entitled Wang v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-1975. On April 18, 2022, another purported stockholder of the Company filed a complaint against the Company and the Board in the United States District Court for the Eastern District of New York, entitled Whitfield v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-02204. Also on April 18, 2022, a purported stockholder of the Company filed a complaint against the Company and the Board in the United States District Court for the Eastern District of Pennsylvania, entitled Waterman v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-01489. On April 22, 2022, a purported stockholder of the Company filed a complaint against the Company and the Board in the United States District Court for the Eastern District of New York, entitled Thornburgh v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-02304. In each action, the complaint alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

with the proposed Transactions. The complaints generally allege that the preliminary proxy statement on Schedule 14A filed by the Company with the SEC on April 5, 2022 omitted material information regarding financial projections, the financial analysis conducted by JLL Securities in connection with its fairness opinion, conflicts of interest on behalf of JLL Securities and BofA Securities, and the terms of BofA Securities’ engagement. The complaints sought, among other things, an injunction preventing the consummation of the Transactions, or, in the event the Transactions are consummated, damages resulting from defendants’ alleged violations of the Exchange Act. The lawsuits were each voluntarily dismissed in July, August or September 2022.

On April 8, 2022, several purported holders of the Company’s outstanding preferred stock filed a putative class action complaint against the Company, the Board, and Wheeler in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527). The original complaint alleged on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the Board, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against Wheeler. The original complaint sought, among other things, a declaration that holders of the Company’s preferred stock are entitled to a liquidation preference as set forth in the articles supplementary governing the terms of the Company’s preferred stock, compensatory damages, and an injunction enjoining the merger with Wheeler, and an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of any of the Transactions pending a determination of the merits of plaintiffs’ claims.

On May 6, 2022, plaintiffs in the Sydney action filed an amended complaint. The amended complaint alleged on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the Board, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty, and, against Wheeler, tortious interference and aiding and abetting breach of fiduciary duty. The Sydney amended complaint sought, among other things, (i) a declaration that holders of the Company’s preferred stock are entitled to exercise either their liquidation rights or conversion rights as set forth in the articles supplementary, (ii) compensatory damages, (iii) an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of the Grocery-Anchored Portfolio Sale, and (iv) an injunction enjoining the merger with Wheeler. On May 6, 2022, the plaintiffs in Sydney filed a motion for a preliminary injunction to temporarily enjoin, until the final resolution of the litigation (i) the distribution of the gross proceeds from the Grocery-Anchored Portfolio Sale to the common stockholders, (ii) the closing of the merger with Wheeler, and (iii) the imposition of a constructive trust over the gross proceeds from both the Grocery Anchored Portfolio Sale and the merger with Wheeler. Also on May, 6, 2022, a purported holder of the Company’s outstanding preferred stock filed a putative class action complaint against the Company and the Board in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. The original complaint alleged on behalf of a putative class of holders of the Company’s preferred stock, among other things, claims for declaratory and injunctive relief with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty. On May 11, 2022, the Company, the Board of Directors of the Company and Wheeler removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney plaintiffs’ motion for preliminary injunction will be held on June 22, 2022. On June 2, 2022, the plaintiffs in Kim filed a motion for a preliminary injunction (i) to require that the Company provide preferred shareholders with a vote to approve the Grocery-Anchored Portfolio Sale and the Merger, and (ii) requiring Cedar disclose to preferred shareholders that the Grocery-Anchored Portfolio Sale and Merger entitled the preferred stockholders to exercise their change of control conversion right. The court agreed to consolidate the Kim plaintiffs’ motion for preliminary injunction with the Sydney plaintiffs’ motion for preliminary injunction, and to hear arguments on both motions at the hearing on June 22, 2022.

On June 23, 2022, following a hearing on both the Sydney and Kim motions for preliminary injunction, the court issued an order denying both motions for preliminary injunction, holding that the plaintiffs in both cases were unlikely to succeed on the merits of any of their contractual or fiduciary duty claims, and that plaintiffs had not established that they would suffer irreparable harm if the injunction was denied. By order dated July 11, 2022, the Court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022, and, on October 7, 2022, defendants moved to dismiss the amended complaint. At this juncture, the outcome of the litigation is uncertain.

On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against the Company and the Board in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the Board are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, defendants requested permission to file a motion to dismiss, and plaintiff

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

responded to defendant’s request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants' motion to dismiss is due on December 23, 2022. At this juncture, the outcome of the litigation is uncertain.

On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against the Company, the Board, and Wheeler in Nassau County Supreme Court entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, against the Company and the Board, claims for breach of contract with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against Wheeler. The complaint seeks, among other things, an award of monetary damages, attorneys' fees, and expert fees. Defendants' deadline to answer, move to dismiss, or otherwise respond to the complaint is November 18, 2022. At this juncture, the outcome of the litigation is uncertain.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2022		December 31, 2021
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common stock	$19.520	$0.066	$19.586	$0.198
Common stock - merger consideration	$9.480	$—	$9.480	$—
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359
6.50% Series C Preferred Stock	$0.406	$0.406	$1.219	$1.219

On August 9, 2022, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock of $19.52 per share, payable to holders of record of the Company’s common stock at the close of business on August 19, 2022.

On August 26, 2022, the Company paid merger consideration of $9.48 per share on shares of the Company’s outstanding common stock.

On October 17, 2022, the Company’s Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 21, 2022 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on November 10, 2022.

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

Note 8. Revenues

Rental revenues for the three and nine months ended September 30, 2022 and 2021, respectively, comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Base rents	$5,593,000	$6,238,000	$17,390,000	$21,731,000
Expense recoveries	1,624,000	1,930,000	5,767,000	7,023,000
Percentage rent	71,000	103,000	340,000	467,000
Straight-line rents	318,000	(25,000)	231,000	146,000
Amortization of intangible lease liabilities, net	90,000	163,000	411,000	487,000
Total rents	$7,696,000	$8,409,000	$24,139,000	$29,854,000

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. The Company identified various tenants where collection was no longer considered probable. The determination to record revenue on a cash basis and write off any outstanding straight-line receivable from these various tenants reduced net income $0.0 million and $0.0 million for the three and nine months ended September 30, 2022, respectively. In addition, during the three and nine months ended September 30, 2022, respectively, $0.2 million and $1.0 million of billed charges, consisting of rent and tenant reimbursements, were unpaid, and based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue for the three and nine months ended September 30, 2022.

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expense relating to share/unit grants	$785,000	$629,000	$1,662,000	$2,650,000
Amounts capitalized	—	(46,000)	(54,000)	(141,000)
Total charged to operations	$785,000	$583,000	$1,608,000	$2,509,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2021	492,000	$23.47
Restricted share grants	7,000	26.31
Vested during period	(417,000)	28.63
Forfeitures/cancellations/retirements	(82,000)	28.29
Unvested shares/units, September 30, 2022	—

Then-President and CEO Employment Contract

On June 15, 2018, the Company’s then-President and CEO was granted a market performance-based equity award of 227,272 restricted stock units (“RSUs”) and 227,272 dividend equivalent rights (“DERs”) of the Company. Each RSU represents a contingent right to receive one share of common stock if certain market performance criteria are achieved. Each DER accrues and will be deemed to be reinvested into the Company’s common stock for which payment will only be made for the portion of the market performance-based equity award that are earned and vest. During the three years ending June 15, 2021 (the “Interim Performance Period”), a maximum of 113,636 shares were earned. Any portion of the market performance-based equity award that was not earned as of the end

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

of the Interim Performance Period will be carried forward for calculation for the five years ending June 15, 2023 (the “Full Performance Period”). The percentage of the market performance-based equity award to be earned will be determined based on the Company’s annual return on an investment in the Company’s common stock (“TSR”) over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation shall be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above. Based on market performance for the Interim Performance Period, it was determined the Company’s then-President and CEO earned 113,636 shares. Accordingly, on July 20, 2021, the Company issued 113,636 common shares to the then-President and CEO and paid him $0.3 million for the related DERs.

On August 22, 2022, due to a change in control of the Company in connection with the Transactions, the RSUs fully vested. On August 26, 2022, the Company's then-President and CEO received an aggregate cash payment of $3.3 million, representing the aggregate per share merger consideration and per share special dividend amount attributable to the vested RSUs, along with $0.5 million for the related DERs.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and nine months ended September 30, 2022, the Company had 0.1 million and 0.3 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. For the three and nine months ended September 30, 2021, the Company had 0.4 million of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net loss from continuing operations	$(36,219,000)	$(63,426,000)	$(77,374,000)	$(22,700,000)
Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)
Net loss (income) attributable to noncontrolling interests	147,000	264,000	299,000	(215,000)
Net earnings (loss) allocated to unvested shares	17,000	(29,000)	58,000	(92,000)
Loss from continuing operations, net of noncontrolling interest, attributable to vested common shares	(38,743,000)	(65,879,000)	(85,081,000)	(31,071,000)
Income (loss) from discontinued operations, net of noncontrolling interests, attributable to vested common shares	125,381,000	(17,354,000)	122,742,000	(5,434,000)
Net income (loss) attributable to vested common shares	$86,638,000	$(83,233,000)	$37,661,000	$(36,505,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,494,000	13,252,000	13,357,000	13,191,000
Net income (loss) per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(2.87)	$(4.97)	$(6.37)	$(2.36)
Discontinued operations	9.29	(1.31)	9.19	(0.41)
	$6.42	$(6.28)	$2.82	$(2.77)

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021, no restricted stock units (“RSU’s”) would have been issuable under the Company’s then-President and CEO market performance-based equity award had the measurement period ended on September 30, 2022, and September 30, 2021, respectively, and therefore this market performance-based equity award had no impact in calculation diluted EPS. Net loss (income) attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related Operating Partnership Units ("OP Units") have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 30,000 and 59,000 for the three and nine months ended September 30, 2022, respectively, and 81,000 for the three and nine months ended September 30, 2021.

Note 11. Related Party Transactions

With the completion of the Company's merger with Wheeler, the Company became a wholly-owned subsidiary of Wheeler. Wheeler performs property management and leasing services for the Company. During the three and nine months ended September 30, 2022, the Company paid Wheeler $0.1 million for these services. The related party amounts due to Wheeler for the three and nine months ended September 30, 2022 were $7.4 million, which consists primarily of financing costs, real estate taxes and costs paid on the Company's behalf at the closing of the KeyBank Credit Agreement.

Note 12. Subsequent Events

On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110 million at a fixed rate of 5.25% with interest-only payments due monthly (“Guggenheim Loan Agreement”). Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement includes certain financial covenants. The Guggenheim Loan Agreement proceeds were used to refinance a portion of the Company’s 19 property portfolio, which as of September 30, 2022, collateralized the KeyBank Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At September 30, 2022, the Company owned a portfolio of 19 operating properties.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company primarily focuses its investment activities on grocery-anchored shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times.

Significant Circumstances and Transactions

Transaction Agreements

On March 2, 2022, the Company announced that following its previously announced review of strategic alternatives, it had entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, on March 2, 2022, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, on March 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Wheeler Real Estate Investment Trust, Inc. (“Wheeler”) and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, Wheeler would acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction.

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s Board of Directors and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. On August 22, 2022, the Company completed the merger with Wheeler. As a result of the merger, Wheeler acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). The Company's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. Each outstanding share of common stock of the Company and outstanding common unit of the Operating Partnership held by persons other than the Company immediately prior to the merger were cancelled and converted into the right to receive a cash payment of $9.48 per share or unit. In addition, prior to consummation of the merger, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock of $19.52 per share, payable to holders of record of the Company's common stock at the close of business on August 19, 2022.

In connection with the Transactions, the Company incurred transaction costs of $58.2 million for the nine months ended September 30, 2022, included in the accompanying condensed consolidated statement of operations, of which $33.5 million relates to employee severance payments.

Real Estate

On October 14, 2021, the Company acquired the 60% minority ownership percentage in the San Souci Plaza joint venture. On June 28, 2022, the Company acquired the 40% minority ownership percentage in the Crossroads joint venture. The Company's interest in Crossroads was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

Investment in Unconsolidated Joint Venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. The Company contributed approximately $4.8 million of capital to the Joint Venture as of September 30, 2022. The Company sold approximately $8.0 million of development costs to the Joint Venture as part of its formation on May 5, 2021.

During the third quarter of 2022, the Joint Venture was sold to the Grocery-Anchored Purchasers in connection with the Grocery-Anchored Portfolio Sale.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its then-existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the unsecured revolving credit facility was $185 million with an expiration in August 2024. The unsecured revolving credit facility was able to be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the unsecured revolving credit facility component could range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2022), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026. The unsecured revolving credit facility and term loans were paid off and terminated on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

Mortgage Loans Payable

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point. These properties had no pre-existing debt and the proceeds from this loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers, in connection with the Grocery-Anchored Portfolio Sale.

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. See Note 2, Summary of Significant Accounting Policies, for recently-adopted accounting pronouncements.

Results of Operations

Comparison of three months ended September 30, 2022 to September 30, 2021

	Three months ended September 30,		Change
	2022	2021	Dollars	Percent
Revenues	$7,984,000	$8,495,000	$(511,000)	-6.0%
Property operating expenses	(3,811,000)	(2,779,000)	(1,032,000)	37.1%
Property operating income	4,173,000	5,716,000	(1,543,000)
General and administrative	(3,875,000)	(3,965,000)	90,000	-2.3%
Depreciation and amortization	(4,010,000)	(3,038,000)	(972,000)	32.0%
Impairment charges	(9,151,000)	(58,987,000)	49,836,000	n/a
Transaction costs	(23,971,000)	—	(23,971,000)	n/a
Interest income (expense)	615,000	(3,152,000)	3,767,000	-119.5%
Loss from continuing operations	(36,219,000)	(63,426,000)	27,207,000
Discontinued operations:
Income from operations	356,000	6,292,000	(5,936,000)	-94.3%
Impairment charges	-	(23,749,000)	23,749,000	n/a
Gain on sales	125,500,000	—	125,500,000	n/a
Net income (loss)	89,637,000	(80,883,000)	170,520,000
Net (income) loss attributable to noncontrolling interests	(328,000)	367,000	(695,000)	n/a
Net income (loss) attributable to Cedar Realty Trust, Inc.	$89,309,000	$(80,516,000)	$169,825,000

Revenues were lower as a result of (1) a decrease of $0.6 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations and (2) a decrease of $0.1 million in expense recoveries attributable to same center properties, partially offset by (3) an increase in other income of $0.2 million attributable to one-time transactions for properties that were sold in 2022.

Property operating expenses were higher as a result of (1) an increase of $1.0 million in property operating expenses attributable to same center properties and (2) an increase of $0.3 million attributable to one-time property operating expenses for properties that were sold in 2022, partially offset by (3) a decrease of $0.3 million in property operating expenses attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations.

Depreciation and amortization expenses were higher as a result of (1) an increase of $1.1 million attributable to same center properties, partially offset by (2) a decrease of $0.1 million attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations.

Impairment charges in 2022 relate to the Company's investment in the unconsolidated joint venture and the note receivable associated with Senator Square located in Washington D.C. Impairment charges in 2021 relate to the Company's dual-track strategic alternatives process.

Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Company's merger with Wheeler.

Interest expense was lower as a result of (1) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $3.5 million, (2) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $0.3 million, partially offset by (3) an increase in amortization expense of deferred financing costs $0.1 million.

Discontinued operations for 2022 and 2021 include the results of operations, impairments and gain on sales for properties treated as discontinued operations.

Comparison of nine months ended September 30, 2022 to September 30, 2021

	Nine months ended September 30,		Change
	2022	2021	Dollars	Percent
Revenues	$24,765,000	$30,274,000	$(5,509,000)	-18.2%
Property operating expenses	(10,395,000)	(10,619,000)	224,000	-2.1%
Property operating income	14,370,000	19,655,000	(5,285,000)
General and administrative	(9,648,000)	(13,465,000)	3,817,000	-28.3%
Depreciation and amortization	(9,361,000)	(9,475,000)	114,000	-1.2%
Gain on sales	—	48,857,000	(48,857,000)	n/a
Impairment charges	(9,350,000)	(57,138,000)	47,788,000	n/a
Transaction costs	(58,163,000)	—	(58,163,000)	n/a
Interest expense	(5,222,000)	(11,134,000)	5,912,000	-53.1%
Loss from continuing operations	(77,374,000)	(22,700,000)	(54,674,000)
Discontinued operations:
Income from operations	14,302,000	17,236,000	(2,934,000)	-17.0%
Impairment charges	(16,629,000)	(23,749,000)	7,120,000	n/a
Gain on sales	125,500,000	1,047,000	124,453,000	n/a
Net income (loss)	45,799,000	(28,166,000)	73,965,000
Net income attributable to noncontrolling interests	(132,000)	(183,000)	51,000	n/a
Net income (loss) attributable to Cedar Realty Trust, Inc.	$45,667,000	$(28,349,000)	$74,016,000

Revenues were lower as a result of (1) a decrease of $5.1 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations and (2) a decrease of $0.6 million in rental revenues and expense recoveries attributable to same center properties, partially offset by (3) an increase in other income of $0.2 million attributable to one-time transactions for properties that were sold in 2022.

Property operating expenses were lower as a result of (1) a decrease of $1.6 million in property operating expenses attributable to properties sold or held for sale during 2022 and 2021 not deemed to be discontinued operations, partially offset by (2) an increase of $1.1 million in property operating expenses attributable to same center properties and (3) an increase of $0.3 million attributable to one-time property operating expenses for properties that were sold in 2022.

General and administrative costs were lower primarily as a result of a decrease of $3.6 million in payroll related costs due to employee departure.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $0.9 million attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations, partially offset by (2) an increase of $0.8 million attributable to same center properties.

Gain on sales in 2021 relates to the sale of the Camp Hill Shopping Center, located in Camp Hill, Pennsylvania.

Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania, the Company's investment in the unconsolidated joint venture and the note receivable associated with Senator Square located in Washington D.C. Impairment charges in 2021 relate to the Company's dual-track strategic alternatives process, partially offset by impairment reversal related to The Commons Plaza, located in Dubois, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Company's merger with Wheeler.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $3.4 million and (2) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $2.5 million.

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

The following table reconciles same-property NOI to the Company’s consolidated operating loss:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating loss	$(36,834,000)	$(60,274,000)	$(72,152,000)	$(11,566,000)
Add (deduct):
General and administrative	3,875,000	3,965,000	9,648,000	13,465,000
Gain on sales	—	—	—	(48,857,000)
Transaction costs	23,971,000	—	58,163,000	—
Impairment charges	9,151,000	58,987,000	9,350,000	57,138,000
Depreciation and amortization	4,010,000	3,038,000	9,361,000	9,475,000
Straight-line rents	(318,000)	25,000	(231,000)	(146,000)
Amortization of intangible lease liabilities	(90,000)	(163,000)	(411,000)	(487,000)
Other adjustments	11,000	(154,000)	38,000	(535,000)
NOI related to properties not defined as same-property	84,000	(254,000)	(365,000)	(4,051,000)
Same-property NOI	$3,860,000	$5,170,000	$13,401,000	$14,436,000

Number of same properties	19	19	19	19
Same-property occupancy, end of period	82.6%	83.5%	82.6%	83.5%
Same-property leased, end of period	84.5%	83.5%	84.5%	83.5%
Same-property average base rent, end of period	$10.37	$10.29	$10.37	$10.29

Same-property NOI for the comparable three and nine month periods decreased 25.3% and 7.2%, respectively.

Leasing Activity

The following is a summary of the Company’s 19 operating properties' retail leasing activity during the three months ended September 30, 2022:

Three months ended
September 30, 2022
Renewals (a):
Leases renewed with rate increase (sq feet)	42,971
Leases renewed with rate decrease (sq feet)	29,223
Leases renewed with no rate change (sq feet)	—
Total leases renewed (sq feet)	72,194

Leases renewed with rate increase (count)	8
Leases renewed with rate decrease (count)	2
Leases renewed with no rate change (count)	—
Total leases renewed (count)	10

Option exercised (count)	5

Weighted average on rate increases (per sq foot)	$0.93
Weighted average on rate decreases (per sq foot)	$(0.28)
Weighted average on all renewals (per sq foot)	$0.44

Weighted average change over prior rates	3.67%

New Leases (a) (b):
New leases (sq feet)	38,360
New leases (count)	5
Weighted average rate (per sq foot)	$9.64

(a)
Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)
The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service and loan maturities, tenant improvements, leasing commissions and preferred dividend distributions, primarily from its operations and the $11.4 million in restricted cash as of September 30, 2022.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the twelve months ending September 30, 2023 of $130 million. At September 30, 2022, debt obligations are composed of a $130 million secured, variable-rate term loan that was incurred in connection with consummation of the Company's merger with Wheeler, matures in August 2023 and is collateralized by the 19 property portfolio. The interest rate on this term loan consists of the term Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0%. Subsequent to September 30, 2022, the Company refinanced a portion of this term loan, reducing the debt due within one year to $27 million. See Note 12, Subsequent Events, to our condensed consolidated financial statements included in this Form 10-Q for a discussion of the October 28, 2022 refinancing that occurred for a portion of the 19 property portfolio. The Company plans to pay the remainder of its obligations through refinancing and dispositions.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets, refinancing properties and operating cash.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid preferred stock dividends through the third quarter of 2022 and has continued to declare preferred stock dividends through the fourth quarter of 2022. Additionally, the Company paid dividends to the common stockholders in the first quarter and third quarter of 2022. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	For the nine months ended September 30,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(22,424,000)	$32,319,000
Investing activities	$677,489,000	$81,692,000
Financing activities	$(644,868,000)	$(110,687,000)

Operating Activities

Net cash (used in) provided by operating activities, before net changes in operating assets and liabilities, was $(30.2) million for the nine months ended September 30, 2022 and $37.0 million for the nine months ended September 30, 2021. The decrease was a result of the transaction costs related to the Grocery-Anchored Portfolio Sale and completion of the Company's merger with Wheeler.

Investing Activities

Net cash flows provided by investing activities were primarily the result of the Company's expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2022, the Company received $667.4 million in proceeds from the Grocery-Anchored Portfolio Sale and $31.9 million in proceeds from the sale of Riverview Plaza, which was partially offset by $21.7 million of expenditures for property improvements. During the nine months ended September 30, 2021, the Company received $104.5 million in proceeds from the sale of properties, which was partially offset by $19.6 million for property improvements and $3.2 million in contributions to an unconsolidated joint venture.

Financing Activities

During the nine months ended September 30, 2022, the Company made $405.4 million of preferred and common stock distributions, a $300.0 million term loan payoff, net payments of $66.0 million under the revolving credit facility, payments of $3.8 million of debt financing costs, $1.4 million of distributions to limited partners, the purchase of a minority interest in a joint venture for $1.0 million and $0.7 million of mortgage repayments, which were partially offset by a $130 million new term loan and a $3.4 million benefit as a result of interest rate swap terminations. During the nine months ended September 30, 2021, the Company had net payments of $109.0 million under the revolving credit facility, $100.0 million of term note payoff, $11.1 million of preferred and common stock distributions, $0.8 million of mortgage repayments, $3.3 million of debt financing costs, and $0.5 million of termination payments related to a swap liability, which were partially offset by net property specific mortgage note payables of $114.0 million.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders	$86,621,000	$(83,204,000)	$37,603,000	$(36,413,000)
Real estate depreciation and amortization	3,973,000	9,497,000	19,039,000	30,917,000
Limited partners' interest	328,000	(492,000)	132,000	(214,000)
Gain on sales	(125,500,000)	—	(125,500,000)	(49,904,000)
Impairment charges	9,151,000	82,736,000	25,979,000	80,887,000
Consolidated minority interests:
Share of income	—	125,000	—	397,000
Share of FFO	—	(78,000)	—	(279,000)
FFO applicable to diluted common shares	(25,427,000)	8,584,000	(42,747,000)	25,391,000
Transaction costs (a)	23,971,000	—	58,163,000	—
Redevelopment costs (b)	—	—	—	230,000
Financing costs (c)	—	171,000	—	215,000
Operating FFO applicable to diluted common shares	$(1,456,000)	$8,755,000	$15,416,000	$25,836,000

FFO per diluted common share	$(1.85)	$0.62	$(3.10)	$1.84
Operating FFO per diluted common share	$(0.11)	$0.63	$1.12	$1.87
Weighted average number of diluted common shares (d):
Common shares and equivalents	13,697,000	13,790,000	13,717,000	13,751,000
OP Units	30,000	81,000	59,000	81,000
	13,727,000	13,871,000	13,776,000	13,832,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is the risk of interest rate changes, primarily through its variable-rate secured term loan. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at either fixed rates or at variable rates and enter into derivative financial instruments, such as interest rate swaps, to mitigate its interest rate risk. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company is not directly subject to foreign currency risk.

At September 30, 2022, debt consisted of a $130 million variable-rate secured term loan, which is at a weighted average rate of 5.08%, excluding unamortized debt issuance costs. If the Secured Overnight Financing Rate increases or decreases by 100 basis points, the Company’s interest cost would increase or decrease respectively by approximately $1.3 million per annum. Additionally, the applicable margin increases 150 basis points in February 2023, which will result in an annual increase of approximately $1.95 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2022, and have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the period August 22 through September 30, 2022 and the period July 1 through August 21, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Effective August 22, 2022, the Company completed the merger with Wheeler Real Estate Investment Trust, Inc. (“Wheeler”), and, as a result, the Company is a wholly-owned subsidiary of Wheeler. The Company’s internal control over financial reporting continued to operate as designed to support the consolidation of the Company into Wheeler. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II. Other Information

Item 1. Legal Proceedings

See Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1

Second Amendment to Merger Agreement, entered into as of August 9, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on August 12, 2022)

Exhibit 10.1

Loan Agreement, dated as of August 22, 2022, by and between Cedar Realty Trust Partnership, L.P., as Borrower, KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Bookrunner, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 25, 2022)*

Exhibit 10.2	Guaranty, dated August 22, 2022, made by Cedar Realty Trust, Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 25, 2022)
Exhibit 10.3

Environmental Compliance and Indemnity Agreement, dated as of August 22, 2022, made by Wheeler Real Estate Investment Trust, Inc., Cedar Realty Trust, Inc., Cedar Realty Trust Partnership, L.P., and certain subsidiaries of Cedar Realty Trust Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on August 25, 2022)*

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

* Schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted exhibit to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

By:	/s/ M. ANDREW FRANKLIN	By:	/s/ CRYSTAL PLUM
	M. Andrew Franklin		Crystal Plum
	Chief Executive Officer and President (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

November 8, 2022