Form 10-K
period 2022-12-31
CEDAR REALTY TRUST, INC.
filed 2023-03-02
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing sales price on June 30, 2022 of $28.79 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $371,337,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 13,718,169 on February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the ability of the Company to successfully integrate its business with Wheeler Real Estate Investment Trust, Inc. following the completion of the Transactions (as defined herein); (ii) the risk that shareholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability; (iii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iv) the loss or bankruptcy of the Company’s tenants; (v) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (vi) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the phasing out of LIBOR; (vii) the impact of the Company’s leverage on operating performance; (viii) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (ix) risks endemic to real estate and the real estate industry generally; (x) competitive risks; (xi) risks related to the geographic concentration of the Company’s properties in the Northeast; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) uninsured losses; (xiv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xv) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in this report and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

Part I.

Items 1 and 2. Business and Properties

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At December 31, 2022, the Company owned a portfolio of 19 operating properties totaling 2.9 million square feet of gross leasable area (“GLA”). The portfolio was 86.2% leased and 82.3% occupied at December 31, 2022.

The Company, organized in 1984, has elected to be taxed as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its stockholders a professionally-managed real estate portfolio consisting primarily of grocery-anchored shopping centers in the Northeast, which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. Prior to consummation of the Transactions described below, the Operating Partnership had limited partners other than the Company, but their limited partnership interests in the Operating Partnership were canceled pursuant to the Merger Agreement, as described below. At December 31, 2022, the Company owned a 100.0% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership and is a wholly-owned subsidiary of WHLR (as defined herein).

Asset Sale and Merger

On March 2, 2022, the Company announced that following its previously announced review of strategic alternatives, it had entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, on March 2, 2022, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, on March 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Wheeler Real Estate Investment Trust, Inc. (“WHLR”) and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR would acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction (the “Merger”).

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s Board of Directors and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. On August 22, 2022, the Company completed the Merger. Each outstanding share of common stock of the Company and outstanding common unit of the Operating Partnership held by persons other than the Company immediately prior to the Merger were canceled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result of the Merger, WHLR acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). The Company's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. In addition, prior to consummation of the Merger, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock and OP Units of $19.52 per share, payable to holders of record of the Company's common stock and OP Units at the close of business on August 19, 2022.

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

The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s investor relations website can be accessed under the "INVESTORS" tab at www.whlr.us, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. Information on the website is not part of this Form 10-K.

Real Estate Summary

								Annualized
			Total			Total		Base Rent
		Number	Leasable			Occupied	Annualized	per
		of	Square	Percentage	Percentage	Square	Base	Occupied
Property	Location	Tenants	Feet	Leased (1)	Occupied	Feet	Rent (2)	Square Foot
Brickyard Plaza	Berlin, CT	10	228,000	100.0%	99.1%	226,000	$2,027,000	$8.98
Carll's Corner	Bridgeton, NJ	5	129,000	27.5%	20.9%	27,000	400,000	14.63
Coliseum Marketplace	Hampton, VA	9	107,000	100.0%	45.8%	49,000	610,000	12.46
Fairview Commons	New Cumberland, PA	10	53,000	77.5%	77.4%	41,000	448,000	10.91
Fieldstone Marketplace	New Bedford, MA	10	194,000	85.5%	71.6%	139,000	1,652,000	11.87
Gold Star Plaza	Shenandoah, PA	6	72,000	97.8%	97.2%	70,000	641,000	9.14
Golden Triangle	Lancaster, PA	19	203,000	98.4%	98.5%	200,000	2,609,000	13.07
Hamburg Square	Hamburg, PA	7	102,000	100.0%	100.0%	102,000	684,000	6.70
Kings Plaza	New Bedford, MA	16	168,000	82.2%	82.1%	138,000	1,227,000	8.87
Oakland Commons	Bristol, CT	2	90,000	100.0%	100.0%	90,000	574,000	6.37
Oregon Avenue	Philadelphia, PA	1	20,000	100.0%	5.0%	1,000	40,000	34.21
Patuxent Crossing	California, MD	30	264,000	84.3%	84.5%	223,000	2,254,000	10.12
Pine Grove Plaza	Brown Mills, NJ	14	79,000	81.1%	49.4%	39,000	573,000	14.56
South Philadelphia	Philadelphia, PA	10	222,000	78.9%	71.6%	159,000	1,445,000	9.08
Southington Center	Southington, CT	10	156,000	100.0%	98.7%	154,000	1,172,000	7.64
Timpany Plaza	Gardner, MA	14	183,000	65.0%	65.0%	119,000	1,167,000	9.81
Trexler Mall	Trexlertown, PA	23	337,000	98.2%	98.2%	331,000	3,670,000	11.10
Washington Center Shoppes	Sewell, NJ	28	157,000	94.0%	94.3%	148,000	1,810,000	12.24
Webster Commons	Webster, MA	9	99,000	100.0%	100.0%	99,000	1,241,000	12.54
Total		233	2,863,000	86.2%	82.3%	2,355,000	$24,244,000	$10.30

(1)
Reflects leases executed through December 31, 2022 that commence subsequent to the end of the current reporting period.
(2)
Annualized base rent per occupied per square foot assumes base rent as of the end of the current reporting period and excludes the impact of tenant concessions and rent abatements.

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2022:

			% of		Percent	Annualized
			Total	Total	Total	Base Rent
		Annualized	Annualized	Occupied	Leasable	per Occupied
Tenants	Category	Base Rent	Base Rent	Square Feet	Square Feet	Square Foot
TJX Companies (1)	Discount Retailer	$1,162,000	4.8%	133,000	4.6%	$8.74
Kohl's	Discount Retailer	1,031,000	4.2%	147,000	5.1%	7.01
Shaw's	Grocery	925,000	3.8%	68,000	2.4%	13.60
Dollar Tree (2)	Discount Retailer	845,000	3.5%	96,000	3.4%	8.80
Walmart	Grocery	843,000	3.5%	150,000	5.2%	5.62
Redner's	Grocery	747,000	3.1%	106,000	3.7%	7.05
Shoprite	Grocery	741,000	3.1%	54,000	1.9%	13.72
Home Depot	Home Improvement	700,000	2.9%	103,000	3.6%	6.80
Lehigh Valley Health	Medical	673,000	2.8%	33,000	1.2%	20.39
Urban Air	Entertainment	570,000	2.3%	61,000	2.1%	9.34
Total		$8,237,000	34.0%	951,000	33.2%	$8.66
(1)
Marshalls 3 / HomeGoods 2
(2)
Dollar Tree 8 / Family Dollar 1

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2022:

				% of Total
		Total	% of Total	Occupied			Expiring
	Number of	Expiring	Expiring	Square	Expiring	% of Total	Base Rent
	Expiring	Square	Square	Footage	Annualized	Annualized	per Occupied
Lease Expiration Period	Leases	Footage	Footage	Expiring	Base Rent	Base Rent	Square Foot
Available	—	508,000	17.7%	n/a	n/a	n/a	n/a
Month-To-Month	9	43,000	1.5%	1.8%	563,000	2.3%	$13.09
2023	22	104,000	3.6%	4.4%	1,731,000	7.1%	16.64
2024	30	217,000	7.6%	9.2%	3,000,000	12.4%	13.82
2025	34	354,000	12.4%	15.0%	3,016,000	12.4%	8.52
2026	25	106,000	3.7%	4.5%	1,642,000	6.8%	15.49
2027	32	270,000	9.4%	11.5%	3,030,000	12.5%	11.22
2028	25	457,000	16.0%	19.4%	4,111,000	17.0%	9.00
2029	19	250,000	8.7%	10.6%	2,201,000	9.1%	8.80
2030	9	155,000	5.4%	6.6%	917,000	3.8%	5.92
2031	6	77,000	2.7%	3.3%	900,000	3.7%	11.69
2032 & thereafter	22	322,000	11.3%	13.7%	3,133,000	12.9%	9.73
Total	233	2,863,000	100.0%	100.0%	$24,244,000	100.0%	$10.30

The Company’s Properties

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

Excluding properties held for sale and properties included in discontinued operations, there were no tenants that leased an aggregate of more than 10% of GLA at December 31, 2022, or accounted for an aggregate of more than 10% of the Company’s total revenues during 2022.

Executive Offices

The Company’s executive offices are located at 2529 Virginia Beach Boulevard, Virginia Beach, Virginia.

Human Capital Management

All individuals that provide services to the Company are employees of WHLR and participate in WHLR's compensation, benefits, professional development and other programs.

Governmental Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990. See “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Climate

Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other storms, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected. While several of our properties are located in areas that have experienced hurricanes, tornadoes, severe rain storms or snow during the past three years, there has been no substantial damage or change in operations related to the weather events.

Information Technology and Cyber Security

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.

The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses. The Company is not aware of any material information security breaches over the last three years.

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

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

Our properties consist primarily of grocery-anchored shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, the impact of e-commerce on the demand for retail space, ongoing consolidation in the retail sector, and changes in economic conditions and consumer confidence. A downturn in the U.S. economy and reduced consumer spending due to sustained levels of high inflation, unemployment or other factors could (i) negatively impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties, (ii) affect our ability to lease space and negotiate and maintain favorable rents, and (iii) reduce the demand for leasing space in our shopping centers, which could result in a decline in our occupancy percentage and reduction in rental revenues.

Actual or perceived threats associated with epidemics, pandemics or other public health crises, such as the COVID-19 pandemic, have had and could have in the future, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to satisfy debt service obligations.

Epidemics, pandemics or other public health crises, such as the COVID-19 pandemic, that impact economic and market conditions, and result in government measures taken to alleviate their impact, including mandatory business shutdowns and stay-at-home orders, have had and could have in the future a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic and related governmental imposed restrictions decreased customer willingness to frequent our tenants’ businesses, which adversely affected their ability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy.

The conditions caused by the pandemic continue to be unpredictable, including as a result of new variants and governmental responses or restrictions and changes in behavior as a result, which continue to present risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations.

The geographic concentration of our properties in the Northeast exposes us to greater economic risks than if the distribution of our properties encompassed a broader region.

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. Our properties are located largely in the Northeast, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 7 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, weather or other conditions in such regions could have an adverse impact on our business.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale and properties included in discontinued operations, no tenant leased more than 10% of GLA at December 31, 2022 or contributed more than 10% of total revenues during 2022.

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

Technological developments may negatively impact our tenants and our business.

We may be adversely affected by developments in new technology, such as e-commerce, which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete. As a result of such developments, our tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. The use of online shopping and services platforms by consumers continues to gain in popularity and the migration toward new technology commerce is expected to continue.

Increases in online sales resulting from the COVID-19 pandemic have also caused many retailers to sell products online on their websites with pick-ups at a store or warehouse or through deliveries, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them. With respect to grocer tenants, on-line grocery orders have become increasingly available, particularly in urban areas, but have not yet become a major factor affecting grocers in our portfolio. We cannot predict with certainty how growth in e-commerce, including same-day grocery delivery services, will impact the demand for space at our properties or how much revenue will be generated at “bricks and mortar” store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.

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

We may sell properties and reinvest those proceeds in the acquisition of higher quality properties in our target markets, the development and redevelopment of our properties, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales on our earnings, in the near term the returns on the disposed assets are likely to exceed the returns we are able to achieve through the reinvestment of those proceeds. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize an impairment charge or loss. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition, operating results and cash flows and the market price of our publicly traded securities.

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

We may be unable to integrate successfully with WHLR or realize expected synergies or other benefits of the Merger.

The successful integration of our business with WHLR has and will continue to require significant amounts of effort and resources. Despite our efforts, it is possible that the integration process could take longer than anticipated and/or could be more difficult than anticipated due to a number reason, including:

•
difficulties in assimilating and integrating the operations, technologies and properties of the combined company;
•
current operating and financial systems and controls may be inadequate to support the combined company;
•
the inability to realize all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the Merger within the expected timeframe or at all;
•
potential unknown liabilities and unforeseen increased expenses associated with the Merger, and
•
performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

For these reasons, it is possible that the integration process could result in the distraction of management, the disruption of the ongoing business, or inconsistencies in the combined operations, any of which could adversely affect the ability of the Company and/or WHLR to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of the Company and/or WHLR.

Risks Related to Our Liquidity and Financial Condition

The level of our indebtedness and any constraints on credit may impede our operating performance, and put us at a competitive disadvantage.

The level of our indebtedness may harm our business and operating results by (1) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce amounts available for distributions, (2) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (3) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (4) limiting our ability to borrow more money for operations or capital expenditures. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity. Our organizational documents do not limit the level or amount of debt that we may incur, nor do we have a policy limiting our debt to any particular level.

Any volatility or instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

Any instability in the credit markets may negatively impact our ability to access debt financing, to arrange property‑specific financing or to refinance our existing debt as it matures on favorable terms or at all. As a result, we may be forced to seek potentially less attractive financings, including equity investments, on terms that may not be favorable to us. In doing so, we may be compelled to dilute the interests of existing stockholders.

We may be exposed to additional risks through potential hedging activities, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.

To manage our exposure to variable interest rate risk, we may use derivative instruments that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, or that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that hedging arrangements will qualify for hedge accounting or that hedging activities will have the desired beneficial impact on our results of operations. If we decide to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to effectively hedge against interest rate changes may adversely affect our results of operations.

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

Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas which are subject to natural disasters. Properties could also be affected by increases in the frequency or severity of hurricanes or other storms, including any such increases caused by global climate change. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected.

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

We are subject to shareholder litigation arising out of the Merger with WHLR, which could result in significant costs of defense, indemnification and liability.

We and the members of our Board of Directors prior to the Merger were named as defendants in lawsuits brought by shareholders seeking remedies including compensatory damages, an injunction enjoining the Merger, compensatory damages and attorneys' fees. If a settlement or other resolution is not reached in the pending lawsuits in a reasonable amount of time, we may be subject to significant costs related to defense, indemnification and liability.

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

We have elected to be taxed as a REIT under the Code. We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2022, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. For example, decreased revenues attributable to the COVID-19 pandemic may make it more difficult for us to meet the gross income tests. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal income tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

If we do not continue to qualify as a REIT and do not qualify for certain statutory relief provisions, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. A REIT will generally not be subject to U.S federal and substantially all state and local income taxation to the extent that it distributes its REIT taxable income to its stockholders and complies with certain other requirements. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test that requires us to distribute in a calendar year at least the sum of 85% of our ordinary income, 95% of our capital gain and 100% of our aggregate undistributed income from prior years. If we cease to qualify as a REIT, we will also be subject to state and local income taxes in certain of the jurisdictions in which our properties are located. In addition, tax laws would no longer require us to pay any distributions to our stockholders. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT again for the four taxable years following the year during which we were disqualified. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to U.S. federal income and excise taxes on our undistributed taxable income.

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

If our Operating Partnership was treated as a corporation for U.S. federal income tax purposes prior to the Merger with WHLR, we would have ceased to qualify as a REIT.

We believe our Operating Partnership qualified as a partnership for U.S. federal income tax purposes from the time it began serving Cedar's operating partnership through the completion of the Merger with WHLR (The “Pre-Merger Partnership Period”), after which it became a disregarded entity for U.S federal income tax purposes. Assuming that it qualified as a partnership for U.S. federal income tax purposes during the Pre-Merger Partnership Period, our Operating Partnership generally would not have been subject to U.S. federal income tax on its income. Instead, its partners, including us, generally were required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the Internal Revenue Service (“IRS”) will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes during the Pre-Merger Partnership Period, or that a court would not sustain such a challenge. For example, our Operating Partnership would have been treated as a corporation for U.S. federal income tax purposes if it had been deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualifying income” under the Code. If the IRS were successful in treating our Operating Partnership as a corporation for U.S. federal income tax purposes during the Pre-Merger Partnership Period, we would have failed to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, would have ceased to qualify as a REIT, and our Operating Partnership would become subject to U.S. federal, state and local income tax for the applicable portion of the Pre-Merger Partnership Period.

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

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders dividends equal to at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our stock.

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

Generally, dividends payable by REITs do not qualify for reduced tax rates under the Code. For the calendar year 2022, the maximum federal individual tax rate for nonqualified dividends payable is 37.0%; qualified dividends from most C corporations received by individuals are subject to a reduced maximum federal rate of 20%. In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. As a REIT, our distributions to individual stockholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. stockholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

We may pay cash dividends on our common stock, subject to Maryland law.

If we are current on the payment of dividends to our holders of preferred stock, we may pay cash dividends on our common stock, subject to compliance with Maryland law and any restrictions contained in our indebtedness. Payment of cash dividends on our common stock may divert cash from other uses, such as investing in additional properties or repaying outstanding debt.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to the corporation. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or service, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

Risks Related to Ownership of Our equity securities

The market value of our equity securities is subject to various factors that may cause significant fluctuations or volatility, including future offerings of debt securities.

As with other publicly traded securities, the market price of our publicly traded securities depends on various factors which may change from time-to time and are often out of our control, including market perception of our business and of retail REITs. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred stock. Offerings of other equity securities may dilute the holdings of our existing stockholders. We are not required to offer any such equity securities to existing stockholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market prices of our preferred stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, our stockholders bear the risk of our future offerings reducing the market prices of our preferred stock and diluting their proportionate ownership.

Item 1B. Unresolved Staff Comments: None

Item 3. Legal Proceedings

See Note 10 of “Notes to Consolidated Financial Statements” included in Item 8 below for information relating to legal proceedings.

Item 4. Mine Safety Disclosures: Not applicable

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities: None

Item 6. Selected Financial Data: [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers in the Northeast. At December 31, 2022, the Company owned a portfolio of 19 operating properties totaling 2.9 million square feet of GLA. The portfolio was 86.2% leased and 82.3% occupied at December 31, 2022.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. Prior to consummation of the Transactions described below, the Operating Partnership had limited partners other than the Company, but their limited partnership interests in the Operating Partnership were canceled pursuant to the Merger Agreement, as described below. At December 31, 2022, the Company owned a 100.0% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership and is a wholly-owned subsidiary of WHLR.

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, Operating Partnership units (“OP Units”) and per share/unit information that are presented in this Form10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

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

2022 Significant Circumstances and Transactions

Asset Sale and Merger

On March 2, 2022, the Company announced that following its previously announced review of strategic alternatives, it had entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, on March 2, 2022, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, on March 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with WHLR and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR would acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction (the “Merger”).

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s Board of Directors and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. On August 22, 2022, the Company completed the Merger. Each outstanding share of common stock of the Company and outstanding common unit of the Operating Partnership held by persons other than the Company immediately prior to the Merger were canceled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result of the Merger, WHLR acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the NYSE. The Company's outstanding

7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. In addition, prior to consummation of the Merger, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock and OP Units of $19.52 per share, payable to holders of record of the Company's common stock and OP Units at the close of business on August 19, 2022.

In connection with the Transactions, the Company incurred transaction costs of $59.0 million for the year ended December 31, 2022, included in the accompanying consolidated statement of operations, of which $33.5 million relates to employee severance payments.

Real Estate

On June 28, 2022, the Company acquired the 40% minority ownership interest percentage in the Crossroads II joint venture. The Company's ownership interest in Crossroads II was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

The following table shows the property disposition, excluding the Grocery-Anchored Portfolio Sale, during the year ended December 31, 2022:

			Date	Sales
Disposition	Location	GLA	Sold	Price	Impairment
Riverview Plaza	Philadelphia, PA	108,902	5/16/2022	$34,000,000	$(361,000)

Impairments of $9.4 million for the year ended December 31, 2022 also include those related to the Company's investment in the unconsolidated joint venture and the note receivable associated with Senator Square. These impairments are included in operating loss in the accompanying consolidated statement of operations.

The Grocery-Anchored Portfolio Sale, the sale of East River Park and Senator Square redevelopment asset sales represent a strategic shift and has a material effect on the Company’s operations and financial results, and therefore, the Company determined that it is deemed a discontinued operation. Accordingly, they have been classified as held for sale and the results have been classified as discontinued operations for all periods. The Company recognized a $125.5 million gain on sale and $16.6 million in impairment charges for the year ended December 31, 2022 on discontinued operations.

Mortgage Loans Payable

The mortgage loans payable were assumed by the Grocery-Anchored Purchasers, in connection with the Grocery-Anchored Portfolio Sale.

Unsecured Revolving Credit Facility and Term Loans

The unsecured revolving credit facility and term loans were paid off and terminated on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

Investment in Unconsolidated Joint Venture

On August 5, 2022, the Northeast Heights joint venture was sold in connection with the Grocery-Anchored Portfolio Sale. The Company contributed approximately $4.8 million of capital to this joint venture through its tenure.

KeyBank Credit Agreement

On August 22, 2022, the Company entered into a loan agreement with KeyBank National Association for $130.0 million (the “KeyBank Credit Agreement”). The interest rate on this term loan consisted of the term Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0% and was collateralized by all of the Company's remaining 19 properties following the Transactions. As of December 31, 2022, the KeyBank Credit Agreement was repaid with the proceeds from the Guggenheim Loan Agreement and Citi Loan Agreement, as defined herein.

Secured Term Loans

On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (“Guggenheim Loan Agreement”). Commencing on December 10, 2027,

until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement includes certain financial covenants. The Guggenheim Loan Agreement is collateralized by 10 properties and proceeds were used to paydown the Company’s KeyBank Credit Agreement.

On December 21, 2022, the Company entered into a term loan agreement with Citi Real Estate Funding Inc. (“Citi Loan Agreement”) for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity on January 6, 2033. The Citi Loan Agreement is collateralized by 2 properties and proceeds were used to satisfy the remaining obligation of the KeyBank Credit Agreement and released the remaining collateral under that agreement.

Related Party Transactions

With the completion of the Company's merger with WHLR, the Company became a wholly-owned subsidiary of WHLR. WHLR performs property management and leasing services for the Company. During the year ended December 31, 2022, the Company paid WHLR $1.0 million for these services. The related party amounts due to WHLR for the year ended December 31, 2022 were $7.3 million, which consists primarily of financing costs, real estate taxes and costs paid on the Company's behalf at the closing of the KeyBank Credit Agreement.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancelable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

New Accounting Pronouncements

See Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 below for information relating to new accounting pronouncements.

Results of Operations

Comparison of 2022 to 2021

	Years ended December 31,		Change
	2022	2021	Dollars	Percent
Revenues	$34,005,000	$39,187,000	$(5,182,000)	-13.2%
Property operating expenses	(14,068,000)	(13,888,000)	(180,000)	1.3%
Property operating income	19,937,000	25,299,000	(5,362,000)
General and administrative	(10,099,000)	(17,811,000)	7,712,000	-43.3%
Depreciation and amortization	(9,645,000)	(12,141,000)	2,496,000	-20.6%
Gain on sales	—	48,857,000	(48,857,000)	n/a
Impairment charges	(9,350,000)	(65,975,000)	56,625,000	n/a
Transaction costs	(58,959,000)	—	(58,959,000)	n/a
Interest expense, net	(10,894,000)	(13,901,000)	3,007,000	-21.6%
Loss from continuing operations	(79,010,000)	(35,672,000)	(43,338,000)
Discontinued operations:
Income from operations	14,302,000	23,535,000	(9,233,000)	-39.2%
Impairment charges	(16,629,000)	(33,913,000)	17,284,000	n/a
Gain on sales	125,500,000	1,047,000	124,453,000	n/a
Net income (loss)	44,163,000	(45,003,000)	89,166,000
Net income attributable to noncontrolling interests	(132,000)	(96,000)	(36,000)	n/a
Net income (loss) attributable to Cedar Realty Trust, Inc.	$44,031,000	$(45,099,000)	$89,130,000

Revenues were lower primarily as a result of (1) a decrease of $5.7 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations, which is partially offset by (2) an increase of $0.2 million in rental revenues, expense recoveries and a non-recurring income item attributable to same center properties, and (3) an increase in other income of $0.3 million attributable to one-time transactions for properties that were sold in 2022.

Property operating expenses were higher primarily as a result of (1) an increase of $1.5 million in property operating expenses attributable to same center properties, (2) an increase of $0.4 million attributable to one-time property operating expenses for properties that were sold in 2022, partially offset by (3) a decrease of $1.7 million in property operating expenses attributable to properties sold or held for sale during 2022 and 2021 not deemed to be discontinued operations.

General and administrative costs were lower primarily as a result of (1) a decrease of $5.6 million in payroll related costs due to employee departure, (2) a decrease of $1.2 million in legal and professional expense, and (3) a decrease of $0.9 million in other general and administrative accounts.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $1.4 million attributable to same center properties and (2) a decrease of $1.1 million attributable to properties that were sold or held for sale in 2022 and 2021 not deemed to be discontinued operations.

Gain on sales in 2021 relates to the sale of Camp Hill Shopping Center, located in Camp Hill, Pennsylvania.

Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania, the Company's investment in the unconsolidated joint venture and the note receivable associated with Senator Square located in Washington D.C. Impairment charges in 2021 relate to the Company's dual-track strategic alternatives process, partially offset by impairment reversal related to The Commons, located in Dubois, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Merger with WHLR.

Interest expense, net was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $6.4 million, (2) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $3.1 million, (3) an increase in interest income of $0.5 million, partially offset by (4) a decrease in capitalized interest of $2.4 million and (5) an increase of $4.6 million related to the acceleration of amortization of deferred financing costs.

Discontinued operations for 2022 and 2021 include the results of operations, impairments and gain on sales for properties treated as discontinued operations.

Comparison of 2021 to 2020

	Years ended December 31,		Change
	2021	2020	Dollars	Percent
Revenues	$39,187,000	$45,890,000	$(6,703,000)	-14.6%
Property operating expenses	(13,888,000)	(11,558,000)	(2,330,000)	20.2%
Property operating income	25,299,000	34,332,000	(9,033,000)
General and administrative	(17,811,000)	(16,691,000)	(1,120,000)	6.7%
Depreciation and amortization	(12,141,000)	(16,469,000)	4,328,000	-26.3%
Gain on sales	48,857,000	3,753,000	45,104,000	n/a
Impairment charges	(65,975,000)	(7,607,000)	(58,368,000)	n/a
Interest expense	(13,901,000)	(19,840,000)	5,939,000	-29.9%
Loss from continuing operations	(35,672,000)	(22,522,000)	(13,150,000)
Discontinued operations:
Income from operations	23,535,000	21,359,000	2,176,000	10.2%
Impairment charges	(33,913,000)	643,000	(34,556,000)	n/a
Gain on sales	1,047,000	-	1,047,000	n/a
Net (loss) income	(45,003,000)	(520,000)	(44,483,000)
Net income attributable to noncontrolling interests	(96,000)	(552,000)	456,000	n/a
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(45,099,000)	$(1,072,000)	$(44,027,000)

Revenues were lower primarily as a result of a reduction in lease termination fee income of $7.1 million of revenue received in the quarter ended March 31, 2020 relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square.

Property operating expenses were higher primarily as a result of (1) an increase of $6.5 million in property operating expenses attributable to same-center properties, partially offset by (2) a decrease of $4.2 million in property operating expenses attributable to properties that were sold or held for sale in 2021 and 2020.

General and administrative costs were higher primarily as a result of (1) an increase of $0.6 million in legal and professional expense, (2) an increase of $0.6 million in other general and administrative accounts related predominantly to state taxes, which is partially offset by (3) a decrease of $0.1 million in payroll expense related to the reduction in head count in the fourth quarter of 2021.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $2.6 million attributable to properties that were sold or held for sale in 2021 and 2020 and (2) a decrease of $1.7 million attributable to same-center properties.

Gain on sales in 2021 relates to the sale of Camp Hill Shopping Center, located in Camp Hill, Pennsylvania. Gain on sales in 2020 relates to the sale of (1) Glen Allen Shopping Center, located in Glen Allen, Virginia, (2) Suffolk Plaza, located in Suffolk, Virginia, and (3) an outparcel building at Pine Grove Plaza, located in Brown Mills, New Jersey.

Impairment charges in 2021 relate to the Company's dual-track strategic alternatives process, partially offset by impairment reversal related to The Commons, located in Dubois, Pennsylvania. Impairment charges in 2020 relate to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois, Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $5.8 million, (2) an increase in capitalized interest of $0.7 million, partially offset by (3) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.6 million.

Discontinued operations for 2021 and 2020 include the results of operations, impairments and gain on sales for properties treated as discontinued operations.

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

The following table reconciles same-property NOI to the Company’s consolidated operating loss:

	Years ended December 31,
	2022	2021
Operating loss	$(68,116,000)	$(21,771,000)
Add (deduct):
General and administrative	10,099,000	17,811,000
Gain on sales	—	(48,857,000)
Transaction costs	58,959,000	—
Impairment charges	9,350,000	65,975,000
Depreciation and amortization	9,645,000	12,141,000
Straight-line rents	(361,000)	61,000
Amortization of intangible lease liabilities	(896,000)	(657,000)
Other adjustments	26,000	(847,000)
NOI related to properties not defined as same-property	(495,000)	(4,599,000)
Same-property NOI	$18,211,000	$19,257,000

Number of same properties	19	19
Same-property occupancy, end of period	82.3%	83.5%
Same-property leased, end of period	86.2%	86.6%
Same-property average base rent, end of period	$10.28	$10.29

Same-property NOI for the comparable years decreased 5.4% primarily as a result of non-recurring operating expenses in 2022.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2022 for the 19-property portfolio since the Merger with WHLR:

	Three months ended	Six months ended
	December 31, 2022	December 31, 2022
Renewals (a):
Leases renewed with rate increase (sq feet)	81,904	124,875
Leases renewed with rate decrease (sq feet)	-	29,223
Leases renewed with no rate change (sq feet)	64,950	64,950
Total leases renewed (sq feet)	146,854	219,048

Leases renewed with rate increase (count)	4	12
Leases renewed with rate decrease (count)	-	2
Leases renewed with no rate change (count)	3	3
Total leases renewed (count)	7	17

Option exercised (count)	1	2

Weighted average on rate increases (per sq foot)	$2.43	$1.91
Weighted average on rate decreases (per sq foot)	$-	$(0.28)
Weighted average on all renewals (per sq foot)	$1.36	$1.05

Weighted average change over prior rates	14.35%	10.26%

New Leases (a) (b):
New leases (sq feet)	120,853	159,213
New leases (count)	9	14
Weighted average rate (per sq foot)	$11.04	$10.70

(a)
Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)
The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service and loan maturities, tenant improvements, leasing commissions and preferred dividend distributions, primarily from its operations and the $9.6 million in restricted cash as of December 31, 2022.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. The Company does not have any scheduled debt maturities for the year ending December 31, 2023. Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets, refinancing properties and operating cash.

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

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest-only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point. These properties had no pre-existing debt and the proceeds from this loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers, in connection with the Grocery-Anchored Portfolio Sale.

On August 22, 2022, the Company entered into the KeyBank Credit Agreement for $130.0 million. The interest rate on this term loan consisted of the term Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0% and was collateralized by all of the Company's remaining 19 properties following the Transactions. As of December 31, 2022, the KeyBank Credit Agreement was repaid with the proceeds from the Guggenheim Loan Agreement and Citi Loan Agreement.

On October 28, 2022, the Company entered into the Guggenheim Loan Agreement for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement includes certain financial covenants. The Guggenheim Loan Agreement is collateralized by 10 properties and proceeds were used to paydown the Company’s KeyBank Credit Agreement.

On December 21, 2022, the Company entered into the Citi Loan Agreement for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity on January 6, 2033. The Citi Loan Agreement is collateralized by 2 properties and proceeds were used to satisfy the remaining obligation of the KeyBank Credit Agreement and released the remaining collateral under that agreement.

Debt obligations are composed of the following at December 31, 2022 and collateralized by 12 properties:

		December 31, 2022
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate:
Term loan	Nov 2032	$110,000,000	5.3%
Term loan	Jan 2033	25,000,000	6.4%
		135,000,000	5.5%
Unamortized issuance costs		(3,538,000)
		$131,462,000

The following table details the Company’s debt obligation maturities at December 31, 2022:

2023	$—
2024	—
2025	—
2026	—
2027	126,000
Thereafter	134,874,000
$135,000,000

Term loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and are not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common stock and preferred stock dividends during 2021, and, in 2022, paid preferred stock dividends through the fourth quarter of 2022 and has continued to declare preferred stock dividends through the first quarter of 2023. Additionally, the Company paid dividends to the common stockholders in the first quarter and third quarter of 2022. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

The following table sets forth the Company’s significant debt repayment, interest, and operating lease obligations at December 31, 2022:

	Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Secured term loans	$-	$-	$-	$-	$126,000	$134,874,000	$135,000,000
Interest payments (a)	7,398,000	7,485,000	7,465,000	7,465,000	7,465,000	35,860,000	73,138,000
Operating lease obligations	179,000	179,000	179,000	179,000	179,000	7,852,000	8,747,000
Total	$7,577,000	$7,664,000	$7,644,000	$7,644,000	$7,770,000	$178,586,000	$216,885,000

(a)
Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2022.

In addition, the Company has no outstanding construction commitments at December 31, 2022.

Other than the items disclosed in the table above, the Company had no off-balance sheet arrangements as of December 31, 2022 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Years ended December 31,
	2022	2021	2020
Cash flows (used in) provided by:
Operating activities	$(20,464,000)	$44,962,000	$42,580,000
Investing activities	$676,775,000	$71,534,000	$(18,369,000)
Financing activities	$(646,117,000)	$(114,864,000)	$(25,321,000)

Operating Activities

Net cash (used in) provided by operating activities, before net changes in operating assets and liabilities, was $(28.9) million, $48.7 million, and $57.5 million for 2022, 2021 and 2020, respectively. The decrease between 2022 and 2021 was a result of the transaction costs related to the Grocery-Anchored Portfolio Sale and completion of the Company's merger with WHLR. The increase between 2021 and 2020 was primarily a result of the favorable impact post COVID-19.

Investing Activities

Net cash flows provided by (used in) investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2022, the Company received $667.4 million in proceeds from the Grocery-Anchored Portfolio Sale and $31.9 million in proceeds from the sale of Riverview Plaza, which was partially offset by $22.4 million of expenditures for property improvements. During 2021, the Company received proceeds of $104.5 million from the sale of properties, which was partially offset by (1) expenditures of $28.3 million for property improvements and (2) investment of $4.7 million in an unconsolidated joint venture. During 2020, the Company incurred expenditures of $39.6 million for property improvements, which was partially offset by $21.2 million in proceeds from the sale of properties.

Financing Activities

During 2022, the Company made $408.1 million of preferred and common stock distributions, a $300.0 million term loan payoff, $130.7 million of mortgage repayments, net payments of $66.0 million under the revolving credit facility, payments of $7.4 million of debt financing costs, $1.4 million of distributions to limited partners, and the purchase of a minority interest in a joint venture for $1.0 million, which were partially offset by $265.0 million in new term loans and a $3.4 million benefit as a result of interest rate swap terminations. During 2021, the Company repaid $100.0 million of term loans, had $109.0 million of net, repayments under the revolving credit facility, had $14.7 million of preferred and common stock distributions, had $3.3 million of payments related to deferred financing costs, had $1.1 million of mortgage repayments, had $0.5 million of termination payments related to a swap, which is partially offset by $114.0 million of property specific mortgages placed during 2021. During 2020, the Company repaid a $75.0 million term loan, had

$17.9 million of preferred and common stock distributions, had $1.1 million of mortgage repayments, and paid $0.3 million of debt financing costs, which were partially offset by net advances of $69.0 million under the revolving credit facility.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Years ended December 31,
	2022	2021	2020
Net income (loss) attributable to common shareholders	$33,279,000	$(55,851,000)	$(11,824,000)
Real estate depreciation and amortization	19,318,000	39,380,000	48,297,000
Limited partners' interest	132,000	(329,000)	(66,000)
Gain on sales	(125,500,000)	(49,904,000)	(4,396,000)
Impairment charges	25,979,000	99,888,000	7,607,000
Consolidated minority interests:
Share of income	—	425,000	618,000
Share of FFO	—	(303,000)	(388,000)
FFO applicable to diluted common shares	(46,792,000)	33,306,000	39,848,000
Transaction costs (a)	58,959,000	—	—
Redevelopment costs (b)	—	230,000	483,000
Financing costs (c)	—	215,000	—
Operating FFO applicable to diluted common shares	$12,167,000	$33,751,000	$40,331,000

FFO per diluted common share	$(3.40)	$2.40	$2.88
Operating FFO per diluted common share	$0.88	$2.43	$2.91
Weighted average number of diluted common shares (d):
Common shares and equivalents	13,717,000	13,814,000	13,758,000
OP Units	44,000	81,000	81,000
	13,761,000	13,895,000	13,839,000

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

Inflation, Deflation and Economic Condition Considerations

Prior to 2021, inflation was relatively low and did not have a significant detrimental impact on the Company’s results of operations, however inflation substantially increased in 2022. If inflation rates continue to increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

The efforts of the Federal Reserve to combat inflation have led to significant increases in interest rates. These increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of our indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is the risk of interest rate changes. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at either fixed rates or at variable rates and enter into derivative financial instruments, such as interest rate swaps, to mitigate its interest rate risk. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company is not directly subject to foreign currency risk.

With respect to the Company’s fixed-rate term loans, changes in interest rates generally do not affect the Company’s interest expense as these loans are at fixed rates for an extended term. Because the Company presently intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate loans pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt.

Item 8. Financial Statements and Supplementary Data

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cedar Realty Trust, Inc.

Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cedar Realty Trust, Inc. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2023, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Real Estate for Impairment

Description of Matter

At December 31, 2022, the Company’s net real estate totaled $206.6 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable.

Auditing the Company’s impairment assessment involved subjectivity due to the estimation required to assess significant assumptions utilized in estimating the recoverability of the investment properties based on undiscounted operating income and residual values, such as assumptions related to renewal and renegotiations of current leases, estimates of new leases on vacant spaces, and estimates of operating costs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s impairment evaluation process. This included testing controls over management’s review of the estimated undiscounted cash flows, including the significant assumptions and data used to develop the cash flows. To test the Company’s evaluation of net real estate for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability for the properties’ remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related property that would result from changes in the assumptions.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2022.

Virginia Beach, Virginia

March 2, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cedar Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cedar Realty Trust, Inc. as of December 31, 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 1984 to 2021

New York, New York

March 10, 2022

Except for Note 3, as to which the date is March 2, 2023

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Real estate:
Land	$69,111,000	$68,865,000
Buildings and improvements	294,999,000	300,962,000
	364,110,000	369,827,000
Less accumulated depreciation	(157,468,000)	(155,250,000)
Real estate, net	206,642,000	214,577,000

Real estate held for sale	—	757,037,000
Investment in unconsolidated joint venture	—	4,654,000
Cash and cash equivalents	3,899,000	3,039,000
Restricted cash	9,564,000	230,000
Receivables	6,135,000	13,580,000
Other assets and deferred charges, net	7,924,000	23,777,000
TOTAL ASSETS	$234,164,000	$1,016,894,000

LIABILITIES AND EQUITY
Mortgage loan payable - held for sale	$—	$156,821,000
Finance lease obligation - held for sale	—	5,314,000
Unsecured revolving credit facility	—	66,000,000
Unsecured term loans	—	298,903,000
Secured term loans, net	131,462,000	—
Accounts payable and accrued liabilities	10,094,000	42,099,000
Due to Wheeler Real Estate Investment Trust, Inc.	7,328,000	—
Unamortized intangible lease liabilities	3,078,000	5,367,000
Unamortized intangible lease liabilities - held for sale	—	2,422,000
Total liabilities	151,962,000	576,926,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 and 13,658,000 shares, issued and outstanding, respectively)	823,000	820,000
Treasury stock (0 and 387,000 shares, respectively, at cost)	—	(13,266,000)
Additional paid-in capital	868,323,000	881,009,000
Cumulative distributions in excess of net income	(946,485,000)	(582,464,000)
Accumulated other comprehensive loss	—	(8,258,000)
Total Cedar Realty Trust, Inc. shareholders' equity	82,202,000	437,382,000
Noncontrolling interests:
Limited partners' OP Units	—	2,586,000
Total noncontrolling interests	—	2,586,000
Total equity	82,202,000	439,968,000
TOTAL LIABILITIES AND EQUITY	$234,164,000	$1,016,894,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021	2020
REVENUES
Rental revenues	$32,671,000	$38,612,000	$38,408,000
Other	1,334,000	575,000	7,482,000
Total revenues	34,005,000	39,187,000	45,890,000
EXPENSES
Operating, maintenance and management	8,119,000	7,299,000	4,234,000
Real estate and other property-related taxes	5,949,000	6,589,000	7,324,000
General and administrative	10,099,000	17,811,000	16,691,000
Depreciation and amortization	9,645,000	12,141,000	16,469,000
Total expenses	33,812,000	43,840,000	44,718,000

OTHER
Gain on sales	—	48,857,000	3,753,000
Transaction costs	(58,959,000)	—	—
Impairment charges	(9,350,000)	(65,975,000)	(7,607,000)
Total other	(68,309,000)	(17,118,000)	(3,854,000)

OPERATING LOSS	(68,116,000)	(21,771,000)	(2,682,000)

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(10,894,000)	(13,901,000)	(19,840,000)
Total non-operating income and expenses	(10,894,000)	(13,901,000)	(19,840,000)

NET LOSS FROM CONTINUING OPERATIONS	(79,010,000)	(35,672,000)	(22,522,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	14,302,000	23,535,000	21,359,000
Impairment (charges) reversal	(16,629,000)	(33,913,000)	643,000
Gain on sales	125,500,000	1,047,000	—
Total income (loss) from discontinued operations	123,173,000	(9,331,000)	22,002,000

NET INCOME (LOSS)	44,163,000	(45,003,000)	(520,000)

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	—	(425,000)	(618,000)
Limited partners' interest in Operating Partnership	(132,000)	329,000	66,000
Total net (income) loss attributable to noncontrolling interests	(132,000)	(96,000)	(552,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	44,031,000	(45,099,000)	(1,072,000)

Preferred stock dividends	(10,752,000)	(10,752,000)	(10,752,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$33,279,000	$(55,851,000)	$(11,824,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$(6.64)	$(3.53)	$(2.59)
Discontinued operations	9.12	(0.71)	1.67
	$2.48	$(4.24)	$(0.92)

Weighted average number of common shares - basic and diluted	13,448,000	13,213,000	13,104,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2022	2021	2020

Net income (loss)	$44,163,000	$(45,003,000)	$(520,000)

Unrealized gain (loss) on change in fair value of cash flow hedges	8,321,000	10,624,000	(11,878,000)

Comprehensive income (loss)	52,484,000	(34,379,000)	(12,398,000)

Comprehensive income attributable to noncontrolling interests	(195,000)	(162,000)	(481,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$52,289,000	$(34,541,000)	$(12,879,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2022, 2021 and 2020

							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	(income) loss	Total
Balance, December 31, 2019	6,450,000	$159,541,000	13,488,000	$809,000	$(16,311,000)	$877,256,000	$(503,725,000)	$(7,009,000)	$510,561,000
Net (loss) income	—	—	—	—	—	—	(1,072,000)	—	(1,072,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(11,807,000)	(11,807,000)
Share-based compensation, net	—	—	40,000	3,000	1,178,000	2,528,000	—	—	3,709,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	13,000	—	—	13,000
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(7,147,000)	—	(7,147,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(7,000)	—	—	(7,000)
Balance, December 31, 2020	6,450,000	159,541,000	13,530,000	812,000	(15,133,000)	879,790,000	(522,696,000)	(18,816,000)	483,498,000
Net (loss) income	—	—	—	—	—	—	(45,099,000)	—	(45,099,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	10,558,000	10,558,000
Share-based compensation, net	—	—	128,000	8,000	1,867,000	(17,000)	—	—	1,858,000
Common stock sales, net of issuance expenses	—	—	—	—	—	4,000	—	—	4,000
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(3,917,000)	—	(3,917,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	30,000	—	—	30,000
Conversion of OP Units to shares	—	—	—	—	—	—	—	—	—
Acquisition of minority interests	—	—	—	—	—	1,202,000	—	—	1,202,000
Balance, December 31, 2021	6,450,000	159,541,000	13,658,000	820,000	(13,266,000)	881,009,000	(582,464,000)	(8,258,000)	437,382,000
Net income	—	—	—	—	—	—	44,031,000	—	44,031,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	8,258,000	8,258,000
Share-based compensation, net	—	—	(103,000)	(6,000)	13,266,000	(12,300,000)	—	—	960,000
Purchase of OP Units	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Acquisition of minority interests	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(397,300,000)	—	(397,300,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	622,000	—	—	622,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Common stock issuance	—	—	114,000	7,000	—	(7,000)	—	—	—
Common stock repurchases	—	—	(13,669,000)	(821,000)	—	821,000	—	—	—
Common stock issued to Wheeler Real Estate Investment Trust, Inc.	—	—	13,718,000	823,000	—	(823,000)	—	—	—
Balance, December 31, 2022	6,450,000	$159,541,000	13,718,000	$823,000	$—	$868,323,000	$(946,485,000)	$—	$82,202,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2022, 2021 and 2020

Continued

	Noncontrolling Interests
		Limited
	Minority	partners'
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000
Net (loss) income	618,000	(66,000)	552,000	(520,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(71,000)	(71,000)	(11,878,000)
Share-based compensation, net	—	—	—	3,709,000
Common stock sales, net of issuance expenses	—	—	—	13,000
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(42,000)	(42,000)	(7,189,000)
Reallocation adjustment of limited partners' interest	—	7,000	7,000	—
Balance, December 31, 2020	1,053,000	2,907,000	3,960,000	487,458,000
Net (loss) income	425,000	(329,000)	96,000	(45,003,000)
Unrealized gain on change in fair value of cash flow hedges	—	66,000	66,000	10,624,000
Share-based compensation, net	—	—	—	1,858,000
Common stock sales, net of issuance expenses	—	—	—	4,000
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(20,000)	(20,000)	(3,937,000)
Reallocation adjustment of limited partners' interest	—	(30,000)	(30,000)	—
Conversion of OP Units to shares	—	(8,000)	(8,000)	(8,000)
Acquisition of minority interests	(1,478,000)	—	(1,478,000)	(276,000)
Balance, December 31, 2021	—	2,586,000	2,586,000	439,968,000
Net income	—	132,000	132,000	44,163,000
Unrealized gain on change in fair value of cash flow hedges	—	63,000	63,000	8,321,000
Share-based compensation, net	—	—	—	960,000
Purchase of OP Units	—	(726,000)	(726,000)	(726,000)
Preferred stock dividends	—	—	—	(10,752,000)
Acquisition of minority interests	—	—	—	(1,000,000)
Distributions to common shareholders/noncontrolling interests	—	(1,433,000)	(1,433,000)	(398,733,000)
Reallocation adjustment of limited partners' interest	—	(622,000)	(622,000)	—
Common stock sales, net of issuance expenses	—	—	—	1,000
Common stock issuance	—	—	—	—
Common stock repurchases	—	—	—	—
Common stock issued to Wheeler Real Estate Investment Trust, Inc.	—	—	—	—
Balance, December 31, 2022	$—	$—	$—	$82,202,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$44,163,000	$(45,003,000)	$(520,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales	(125,500,000)	(49,904,000)	(4,396,000)
Impairment charges	25,979,000	99,888,000	7,607,000
Straight-line rents and expenses, net	(506,000)	(161,000)	1,279,000
Provision for doubtful accounts	968,000	1,114,000	1,478,000
Depreciation and amortization	19,372,000	39,454,000	48,412,000
Amortization of intangible lease liabilities, net	(1,080,000)	(1,074,000)	(1,373,000)
Expense relating to share-based compensation, net	1,608,000	3,043,000	3,723,000
Amortization of deferred financing costs	6,105,000	1,360,000	1,331,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(15,575,000)	(1,266,000)	(2,811,000)
Prepaid expenses and other	(5,654,000)	(2,709,000)	(9,216,000)
Accounts payable and accrued liabilities	29,656,000	220,000	(2,934,000)
Net cash (used in) provided by operating activities	(20,464,000)	44,962,000	42,580,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(22,407,000)	(28,309,000)	(39,551,000)
Net proceeds from sales of real estate	699,337,000	104,497,000	21,182,000
Contributions to unconsolidated joint venture	(155,000)	(4,654,000)	—
Net cash provided by (used in) investing activities	676,775,000	71,534,000	(18,369,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(70,000,000)	(188,000,000)	(104,000,000)
Advances under revolving credit facility	4,000,000	79,000,000	173,000,000
Repayment of term notes	(300,000,000)	(100,000,000)	(75,000,000)
Proceeds (termination payment) related to interest rate swap	3,400,000	(503,000)	—
Term loans and mortgage proceeds	265,000,000	114,000,000	—
Term loan and mortgage repayments	(130,664,000)	(1,110,000)	(1,067,000)
Payments of debt financing costs	(7,368,000)	(3,278,000)	(326,000)
Noncontrolling interests:
Purchase of minority interest	—	(276,000)	—
Distributions to limited partners	(966,000)	(20,000)	(42,000)
Acquisition of joint venture minority interest share	(1,000,000)	—	—
Redemption of OP units	(467,000)	(8,000)	—
Common stock sales less issuance expenses, net	—	—	13,000
Preferred stock dividends	(10,752,000)	(10,752,000)	(10,752,000)
Distributions to common shareholders	(397,300,000)	(3,917,000)	(7,147,000)
Net cash used in financing activities	(646,117,000)	(114,864,000)	(25,321,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,194,000	1,632,000	(1,110,000)
Cash, cash equivalents and restricted cash at beginning of year	3,269,000	1,637,000	2,747,000
Cash, cash equivalents and restricted cash at end of year	$13,463,000	$3,269,000	$1,637,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,899,000	$3,039,000	$1,637,000
Restricted cash	9,564,000	230,000	—
Cash, cash equivalents and restricted cash	$13,463,000	$3,269,000	$1,637,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. Prior to consummation of the Transactions described below, the Operating Partnership had limited partners other than the Company, but their limited partnership interests in the Operating Partnership were canceled pursuant to the Merger Agreement, as described below. At December 31, 2022, the Company owned a 100.0% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership and is a wholly-owned subsidiary of WHLR.

As used herein, the "Company" refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Asset Sale and Merger

On March 2, 2022, the Company announced that following its previously announced review of strategic alternatives, it had entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, on March 2, 2022, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, on March 2, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with WHLR and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR would acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction (the “Merger”).

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s Board of Directors (the “Board”) and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. On August 22, 2022, the Company completed the Merger. Each outstanding share of common stock of the Company and outstanding common unit of the Operating Partnership held by persons other than the Company immediately prior to the Merger were canceled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result of the Merger, WHLR acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the NYSE. The Company's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. In addition, prior to consummation of the Merger, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock and OP Units of $19.52 per share, payable to holders of record of the Company's common stock and OP Units at the close of business on August 19, 2022.

In connection with the transactions discussed above, the Company incurred transaction costs of $59.0 million for the year ended December 31, 2022, included in the accompanying consolidated statement of operations, of which $33.5 million relates to employee severance payments.

Note 2. Summary of Significant Accounting Policies

Reverse Stock Split

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

the Operating Partnership. In accordance with accounting principles generally accepted in the United States (“GAAP”), all shares of common stock, restricted stock units, Operating Partnership Units (“OP Units”) and per share/unit information that are presented in this Form 10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

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

The Financial Accounting Standards Board (“FASB”) issued guidance which amended the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company had a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture was consolidated as it was deemed to be a VIE and the Company was the primary beneficiary. The Company (1) guaranteed all related debt, (2) did not require its partners to fund additional capital requirements, (3) had an economic interest greater than its voting proportion and (4) directed the management activities that significantly impacted the performance of the joint venture. At December 31, 2021, this VIE owned real estate with a carrying value of $36.2 million and no mortgage loan payable.

On June 28, 2022, the Company acquired the 40% minority ownership interest percentage in Crossroads II and the Company's ownership interest in Crossroads II was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense, net of discontinued operations, amounted to $8.5 million, $11.1 million and $15.2 million for 2022, 2021 and 2020, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the non-cancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

Properties Held for Sale

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate and the related mortgage loans payable expected to be assumed by the buyers, are reclassified as “held for sale” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only.

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts less costs to sell for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated (see Note 4, Fair Value Measurements), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at a consolidated joint venture of $0.0 million and $0.2 million at December 31, 2022 and 2021, respectively.

The terms of the secured term loans may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established. Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements, leasing costs and tenant security deposits.

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

Revenue Recognition and Receivables

The Company's underlying assets relating to rental revenue activity is solely retail space. The Company retains substantially all of the risks and benefits of ownership of these underlying assets and accounts for these leases as operating leases. The Company combines lease and nonlease components in lease contracts, which includes combining base rent and tenant reimbursement revenue.

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

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square footage of the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

The Company defers recognition of contingent rental income until those specified sales targets are met. Revenues also include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination fees, which are included in revenues on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company records losses related to unrecovered intangibles and other assets.

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company, as of January 1, 2019, to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. In accordance with this guidance, $4.1 million of rental revenue relating to certain leases that were no longer deemed probable of collection were not recorded as rental revenue for the year ended December 31, 2020. Of this amount, $0.7 million represented deferred rent receivables that were written-off for the year ended December 31, 2020. For the year ended December 31, 2021, $(0.2) million of rental revenue previously removed from rental revenue was recovered and recorded as rental revenue. Of this amount, there were no deferred rent receivables that were written-off for the year ended December 31, 2021. For the year ended December 31, 2022, there was no rental revenue relating to certain leases that were no longer deemed probable of collection. $(0.3) million of deferred rent receivables that were previously written-off were recovered for the year ended December 31, 2022. The allowance for doubtful accounts was $2.0 million and $1.0 million at December 31, 2022 and 2021, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $(0.3) million, $(0.6) million and $(3.9) million in 2022, 2021 and 2020, respectively.

Segment Information

The Company’s primary business is the ownership and operation of grocery-anchored shopping centers. The Company reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of rental income and other property income, less operating expenses and real estate taxes. For the year ended December 31, 2022, one property constitutes approximately 15.8% of the Company's revenues and no other individual property constitutes more than 10% of the Company’s revenues or property operating income. The Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Lease Commitments

The Company determines if an arrangement is a lease at inception. Operating leases, in which the Company is the lessee, are included in other assets and accounts payable and accrued liabilities on the Company's consolidated balance sheets.

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets include any lease payments made and excludes lease

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

incentives. The Company's lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elects the practical expedient to combine lease and associated nonlease components. The lease components are the majority of its leasing arrangements and the Company accounts for the combined component as an operating lease. In the event the Company modifies existing ground leases or enters into new ground leases, such leases may be classified as finance leases.

Transaction Costs

All costs associated with the Company's strategic alternatives process, including the Grocery-Anchored Portfolio Sale and the Merger, were expensed as incurred.

Income Taxes

The Company, organized in 1984, has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its stockholders and complies with certain other requirements. As of December 31, 2022, the Company was in compliance with all REIT requirements.

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

Derivative Financial Instruments

Prior to its merger with WHLR, the Company occasionally utilized derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company had established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments had to be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction were modified, or when the underlying hedged item ceased to exist, all changes in the fair value of the instrument were marked-to-market with changes in value included in net income for each period until the derivative financial instrument matured or was settled. Any derivative financial instrument used for risk management that did not meet the hedging criteria was marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes.

Share-Based Compensation

During 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. On May 1, 2019, the Company’s shareholders approved an amendment to the 2017 Plan, which increased the maximum number of shares of the Company’s common stock that may be issued pursuant to the 2017 Plan by 303,000 shares, to a new total of 909,000 shares (see Note 14, Share-Based Compensation), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 76,000. All grants issued pursuant to the 2017 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the market performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the terms of the 2017 Plan, those grants of restricted

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The 2017 Plan was terminated in connection with the merger with WHLR.

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2022	2021	2020
Supplemental disclosure of cash activities:
Cash paid for interest	$14,344,000	$20,219,000	$23,208,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,035,000	3,399,000	2,674,000
Buildings and improvements included in accounts payable and accrued liabilities	(4,062,000)	871,000	2,976,000
Recognition of right-of-use assets and related lease liabilities	—	—	703,000
Payoff of mortgages through mortgage assumptions	157,925,000	—	—

Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including accounts receivable, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. In November 2018, the FASB issued guidance to clarify that operating lease receivables, including straight-line rent receivables recorded by lessors are explicitly excluded from the scope of the June 2016 guidance. The guidance was effective January 1, 2020, and it did not have a material effect on the Company’s consolidated financial statements.

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

On August 5, 2022, the Joint Venture was sold in connection with the Grocery-Anchored Portfolio Sale. The Company contributed approximately $4.8 million of capital to the Joint Venture through its tenure.

2022 Acquisition

On June 28, 2022, the Company acquired the 40% minority ownership percentage in the Crossroads II joint venture for $1.0 million. The Company's ownership interest in Crossroads II was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

2021 Acquisition

On October 14, 2021, the Company purchased the 60% minority ownership in the Patuxent Crossing joint venture, located in California, Maryland. The purchase price for the minority ownership was $0.3 million.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Dispositions

Excluding the Grocery-Anchored Portfolio Sale, during 2022, 2021 and 2020, the Company sold the properties listed below:

				Gain on Sale/
		Date	Sales	Reversal of
Property	Location	Sold	Price	Impairment
2022
Riverview Plaza	Philadelphia, PA	5/16/2022	$34,000,000	$(361,000)

2021
Kempsville Crossing (land parcel)	Virginia Beach, VA	2/24/2021	$1,300,000	$1,047,000
The Commons	Dubois, PA	5/5/2021	9,761,000	1,849,000
Camp Hill Shopping Center	Camp Hill, PA	6/21/2021	89,662,500	48,857,000
			$100,723,500	$51,753,000
2020
Metro Square	Owings Mills, MD	7/9/2020	$4,288,000	$-
Oakland Mills outparcel building	Columbia, MD	9/17/2020	1,050,000	643,000
Glen Allen Shopping Center	Glen Allen, VA	10/8/2020	8,540,000	1,780,000
Pine Grove Plaza outparcel building	Brown Mills, NJ	11/2/2020	1,100,000	565,000
Suffolk Plaza	Suffolk, VA	12/10/2020	6,950,000	1,408,000
			$21,928,000	$4,396,000

Impairments of $9.4 million for the year ended December 31, 2022 also include those related to the Company's investment in the unconsolidated joint venture and the note receivable associated with Senator Square. These impairments are included in operating loss in the accompanying consolidated statement of operations.

Impairments of $58.5 million for the year ended December 31, 2021 relate to the Company's dual-track strategic alternatives process required upon classification as held for sale. These impairments are included in operating loss in the accompanying consolidated statement of operations.

The Company recorded impairment charges of $7.2 million relating to Metro Square during 2020, which are included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of December 31, 2022, there were no properties classified as “real estate held for sale” on the accompanying consolidated balance sheet. As of December 31, 2021, Carll’s Corner, located in Bridgeton, New Jersey, and Riverview Plaza, located in Philadelphia, Pennsylvania, along with the properties that were part of the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales, were classified as “real estate held for sale” on the accompanying consolidated balance.

As of December 31, 2022 and 2021, real estate held for sale consists of the following:

	December 31,
	2022	2021
Real estate held for sale	$—	$736,230,000
Receivables	—	8,453,000
Other assets and deferred charges, net	—	12,354,000
Total real estate held for sale	$—	$757,037,000

During 2021, the Company recorded a (1) reversal of impairment charges of $1.8 million for The Commons, located in Dubois, Pennsylvania, and (2) recorded, as part of the dual-track strategic alternatives process, impairment charges of $9.3 million. In addition, the Company recorded impairment charges of $0.4 million for The Commons in 2020. These impairment charges were included in continuing operations in the accompanying consolidated statement of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Discontinued Operations

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. The assets sold in these transactions are:

Property Name	Location	Property Name	Location
Academy Plaza	Philadelphia, PA	New London Mall	New London, CT
Bethel Shopping Center	Bethel, CT	Newport Plaza	Newport, PA
Carmans Plaza	Massapequa, NY	Northside Commons	Campbelltown, PA
Christina Crossing	Wilmington, DE	Norwood Shopping Center	Norwood, MA
Colonial Commons	Harrisburg, PA	Oak Ridge Shopping Center	Suffolk, VA
Crossroads II	Bartonsville, PA	Oakland Mills	Columbia, MD
East River Park	Washington, DC	Palmyra Shopping Center	Palmyra, PA
Elmhurst Square	Portsmouth, VA	Quartermaster Plaza	Philadelphia, PA
Fishtown Crossing	Philadelphia, PA	Senator Square	Washington, DC
Franklin Village Plaza	Franklin, MA	Shoppes at Arts District	Hyattsville, MD
General Booth Plaza	Virginia Beach, VA	Swede Square	E. Norriton Township, PA
Girard Plaza	Philadelphia, PA	The Point	Harrisburg, PA
Groton Shopping Center	Groton, CT	The Shops as Bloomfield Station	Bloomfield, NJ
Halifax Plaza	Halifax, PA	The Shops at Suffolk Downs	Revere, MA
Jordan Lane	Wethersfield, PA	Trexlertown Plaza	Trexlertown, PA
Kempsville Crossing	Virginia Beach, VA	Valley Plaza	Hagerstown, MD
Lawndale Plaza	Philadelphia, PA	Yorktowne Plaza	Cockeysville, MD
Meadows Marketplace	Hummelstown, PA

The Grocery-Anchored Portfolio Sale represents a strategic shift and has a material effect on the Company’s operations and financial results, and, therefore, the Company determined that it is deemed a discontinued operation. Accordingly, the portfolio of 33 grocery-anchored shopping centers have been classified as held for sale and the results of their operations have been classified as discontinued operations retrospectively for all periods presented herein.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

The following is a summary of income (loss) from discontinued operations:

	Years ended December 31,
	2022	2021	2020
REVENUES
Rental revenues	$45,073,000	$87,839,000	$88,763,000
Other	184,000	524,000	885,000
Total revenues	45,257,000	88,363,000	89,648,000
EXPENSES
Operating, maintenance and management	10,818,000	19,518,000	21,311,000
Real estate and other property-related taxes	6,749,000	13,040,000	12,727,000
General and administrative	151,000	222,000	174,000
Depreciation and amortization	9,726,000	27,313,000	31,943,000
Total expenses	27,444,000	60,093,000	66,155,000

OPERATING INCOME	17,813,000	28,270,000	23,493,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(3,511,000)	(4,735,000)	(2,134,000)
Total non-operating income and expenses	(3,511,000)	(4,735,000)	(2,134,000)

INCOME FROM DISCONTINUED OPERATIONS	14,302,000	23,535,000	21,359,000

Impairment (charges) reversal	(16,629,000)	(33,913,000)	643,000
Gain on sales	125,500,000	1,047,000	—

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$123,173,000	$(9,331,000)	$22,002,000

Net cash provided by operations from discontinued operations was $25.9 million, $48.3 million and $39.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash provided by (used in) investing activities from discontinued operations was $651.5 million, $(21.2) million and $(23.4) million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2022, the Company's fixed rate mortgage loan payable was paid off. As of December 31, 2021, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $159.0 million and the carrying value of such loan, was $156.8 million. As of December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $131.8 million and the carrying value of such loans, was $131.5 million. As of December 31, 2021, the aggregate fair values of the Company’s unsecured revolving credit facility and unsecured term loans approximated the carrying values. In addition, the fair values of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of December 31,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

2021. The Company did not have the unsecured revolving credit facility, mortgage note receivable and finance lease obligation as of December 31, 2022.

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

As a result of the Grocery-Anchored Portfolio Sale, the Company has no interest rate swap and deferred compensation assets or liabilities as of December 31, 2022. The following table shows the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2021:

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

In connection with the dual-track strategic alternatives process, it was determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. As of December 31, 2021, the Company tested the recoverability of real estate held for use and, as a result of the carrying amount of the assets not being deemed recoverable and exceeding their fair value as measured on an asset by asset basis, recorded $58.5 million in impairment charges. These charges are included in impairment charges in the consolidated statement of operations. Such assets have an aggregate fair value of $84.8 million as of December 31, 2021. The fair value of the assets was determined to be Level 2.

As of December 31, 2021, real estate held for sale on the consolidated balance sheet consisted of thirty seven retail properties, totaling $757.0 million, which were determined to be Level 2 assets under the hierarchy, for which the carrying values were below their fair values. During 2021, the Company recorded an impairment of $43.3 million, which is included in impairment charges in the consolidated statement of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

Excluding properties held for sale and properties included in discontinued operations, there were no tenants that accounted for an aggregate of more than 10% of the Company’s total revenues during 2022, 2021 and 2020.

Excluding properties held for sale, the Company’s properties are located largely in the Northeast, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 7 of the Company’s properties are located in Pennsylvania).

Note 6. Receivables

Receivables at December 31, 2022 and 2021 are composed of the following:

	December 31,
	2022	2021
Rents and other receivables, net	$2,904,000	$7,242,000
Mortgage note receivable	—	3,500,000
Straight-line rents, net	3,231,000	2,838,000
	$6,135,000	$13,580,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Note 7. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net, at December 31, 2022 and 2021 are composed of the following:

	December 31,
	2022	2021
Lease origination costs (a)	$4,747,000	$4,710,000
Right-of-use assets	2,062,000	9,861,000
Prepaid expenses	1,029,000	7,255,000
Investments related to share-based compensation	—	955,000
Unsecured revolving credit facility financing costs	—	1,134,000
Leasehold improvements, furniture and fixtures	—	50,000
Other	86,000	(188,000)
Total other assets and deferred charges, net	$7,924,000	$23,777,000
(a)
Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $0.1 million (cost of $1.8 million and accumulated amortization of $1.7 million) and $0.1 million (cost of $3.1 million and accumulated amortization of $3.0 million) as of December 31, 2022 and 2021, respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense), net of discontinued operations, amounted to $7.2 million, $2.4 million and $2.6 million for 2022, 2021, and 2020, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $10.6 million at December 31, 2022. Deferred lease origination costs will be charged to future operations as follows:

Lease
origination
costs
2023	$759,000
2024	766,000
2025	666,000
2026	596,000
2027	545,000
Thereafter	1,415,000
$4,747,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Note 8. Mortgage Loans Payable and Credit Facilities

Debt and finance lease obligations are composed of the following at December 31, 2022 and 2021 and collateralized by 12 properties at December 31, 2022:

		December 31, 2022		December 31, 2021
			Contractual		Contractual
	Maturity	Balance	interest rates	Balance	interest rates
Description	dates	outstanding	weighted-average	outstanding	weighted-average
Fixed-rate mortgage
Franklin Village	Jun 2026	$—	n/a	$44,571,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	—	n/a	15,600,000	3.5%
Trexlertown Plaza (a)	Jun 2031	—	n/a	36,100,000	3.5%
The Point (a)	Jun 2031	—	n/a	29,700,000	3.5%
Christina Crossing (a)	Jun 2031	—	n/a	17,000,000	3.5%
Lawndale Plaza (a)	Jun 2031	—	n/a	15,600,000	3.5%
Senator Square finance lease obligation	Sep 2050	—	n/a	5,596,000	5.3%
		—	n/a	164,167,000	3.6%
Credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	—	n/a	66,000,000	1.6% (b)
Fixed-rate:
Term loan (c)	Apr 2023	—	n/a	100,000,000	3.3%
Term loan (c)	Sep 2024	—	n/a	75,000,000	3.8%
Term loan (c)	Jul 2025	—	n/a	75,000,000	4.7%
Term loan (c)	Aug 2026	—	n/a	50,000,000	3.3%
Term loan	Nov 2032	110,000,000	5.3%	—	n/a
Term loan	Jan 2033	25,000,000	6.4%	—	n/a
		135,000,000	5.5%	530,167,000	3.5%
Unamortized issuance costs		(3,538,000)		(3,129,000)
		$131,462,000		$527,038,000
(a)
The mortgages for these properties were cross-collateralized.
(b)
The revolving credit facility was subject to two one-year extensions at the Company’s option.
(c)
The interest rates on these term loans consisted of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company had interest rate swap agreements which converted the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The finance lease obligation was part of the Grocery-Anchored Portfolio Sale and had a zero balance at December 31, 2022.

Mortgage Loans Payable

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest-only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point. These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility. The mortgage loans payable were assumed by the Grocery-Anchored Purchasers, in connection with the Grocery-Anchored Portfolio Sale.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its then-existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility was $185 million with an expiration in August 2024. The unsecured

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

revolving credit facility was able to be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component could range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2022, prior to its pay off, as discussed below), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

Although the credit facility was unsecured, borrowing availability was based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. The unsecured revolving credit facility and term loans were paid off and terminated on July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale.

KeyBank Credit Agreement

On August 22, 2022, the Company entered into a loan agreement with KeyBank National Association for $130.0 million (the “KeyBank Credit Agreement”). The interest rate on this term loan consisted of the term Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0% and was collateralized by all of the Company's remaining 19 properties following the Transactions. As of December 31, 2022, the KeyBank Credit Agreement was repaid with the proceeds from the Guggenheim Loan Agreement and Citi Loan Agreement.

Secured Term Loans

On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (“Guggenheim Loan Agreement”). Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement includes certain financial covenants. The Guggenheim Loan Agreement is collateralized by 10 properties, consisting of Brickyard Plaza, Fairview Commons, Gold Star Plaza, Golden Triangle, Hamburg Square, Pine Grove Plaza, Southington Center, Trexler Mall, Washington Center and Webster Commons, and proceeds were used to paydown the Company’s KeyBank Credit Agreement.

On December 21, 2022, the Company entered into a term loan agreement with Citi Real Estate Funding Inc. (“Citi Loan Agreement”) for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity on January 6, 2033. The Citi Loan Agreement is collateralized by 2 properties, consisting of Patuxent Crossing and Coliseum Marketplace, and proceeds were used to satisfy the remaining obligation of the KeyBank Credit Agreement and released the remaining collateral under that agreement.

Scheduled Principal Payments

Scheduled principal payments on secured term loans at December 31, 2022, due on various dates from 2032 to 2033, are as follows:

2023	$—
2024	—
2025	—
2026	—
2027	126,000
Thereafter	134,874,000
$135,000,000

Derivative Financial Instruments

The interest rate swaps were terminated as part of the Grocery-Anchored Portfolio Sale for a $3.4 million benefit, which is included in interest expense, net on the consolidated statement of operations for the year ended December 31, 2022. The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2021. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings.

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

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the years ended 2022, 2021 and 2020, respectively:

		(Loss) gain recognized in other
		comprehensive income (loss)
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2022	2021	2020
Qualifying	Interest rate swaps	$6,001,000	$4,148,000	$(17,940,000)

		(Loss) recognized in other
		comprehensive income (loss)
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2022	2021	2020
	Continuing Operations	$(2,320,000)	$(6,476,000)	$(6,062,000)

Note 9. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $3.1 million and $5.4 million at December 31, 2022 and December 31, 2021, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.1 million and $0.1 million at December 31, 2022 and December 31, 2021, respectively.

The unamortized balance of intangible lease liabilities at December 31, 2022 is net of accumulated amortization of $42.9 million, and will be credited to future operations as follows:

2023	$416,000
2024	250,000
2025	236,000
2026	236,000
2027	236,000
Thereafter	1,704,000
$3,078,000

Note 10. Commitments and Contingencies

The Company is the lessee under several ground lease agreements and its executive office lease agreement. The executive office lease agreement was terminated during the third quarter of 2022. As of December 31, 2022, the Company’s weighted average remaining lease term is approximately 49.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 8.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.3 million, $0.5 million and $0.8 million for 2022, 2021 and 2020, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and executive office lease agreements applicable to lease liabilities as of December 31, 2022:

2023	$179,000
2024	179,000
2025	179,000
2026	179,000
2027	179,000
Thereafter	7,852,000
Total undiscounted future minimum lease payments	8,747,000
Future minimum lease payments, discount	(6,685,000)
Lease liabilities	$2,062,000

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

Regulatory and Environmental

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

Litigation

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

As described in Note 1, on March 2, 2022, the Company entered into definitive agreements for the Transactions, which provided for the sale of the Company and its assets in a series of related all-cash transactions. On April 5, 2022, a purported stockholder of the Company filed a complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled Stein v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-1944. On April 6, 2022, another purported stockholder of the Company filed a complaint against the Company and the former Board of Directors in the United States District Court for the Eastern District of New York, entitled Wang v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-1975. On April 18, 2022, another purported stockholder of the Company filed a complaint against the Company and the former Board of Directors in the United States District Court for the Eastern District of New York, entitled Whitfield v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-02204. Also on April 18, 2022, a purported stockholder of the Company filed a complaint against the Company and the former Board of Directors in the United States District Court for the Eastern District of Pennsylvania, entitled Waterman v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-01489. On April 22, 2022, a purported stockholder of the Company filed a complaint against the Company and the former Board of Directors in the United States District Court for the Eastern District of New York, entitled Thornburgh v. Cedar Realty Trust, Inc. et. al., Civil Action No. 22-cv-02304. In each action, the complaint alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with the proposed Transactions. The complaints generally allege that the preliminary proxy statement on Schedule 14A filed by the Company

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

with the SEC on April 5, 2022 omitted material information regarding financial projections, the financial analysis conducted by JLL Securities in connection with its fairness opinion, conflicts of interest on behalf of JLL Securities and BofA Securities, and the terms of BofA Securities’ engagement. The complaints sought, among other things, an injunction preventing the consummation of the Transactions, or, in the event the Transactions are consummated, damages resulting from Defendants’ alleged violations of the Exchange Act. The lawsuits were each voluntarily dismissed in July, August or September 2022.

On April 8, 2022, several purported holders of the Company’s outstanding preferred stock filed a putative class action complaint against the Company, the Board of Directors prior to the Merger, and WHLR in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527). The original complaint alleged on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the former Board of Directors, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The original complaint sought, among other things, a declaration that holders of the Company’s preferred stock are entitled to a liquidation preference as set forth in the articles supplementary governing the terms of the Company’s preferred stock, compensatory damages, and an injunction enjoining the merger with WHLR, and an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of any of the Transactions pending a determination of the merits of Plaintiffs’ claims.

On May 6, 2022, Plaintiffs in the Sydney action filed an amended complaint. The amended complaint alleged on behalf of a putative class of holders of the Company’s preferred stock, among other things, against the Company and the former Board of Directors, claims for breach of contract with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty, and, against WHLR, tortious interference and aiding and abetting breach of fiduciary duty. The Sydney amended complaint sought, among other things, (i) a declaration that holders of the Company’s preferred stock are entitled to exercise either their liquidation rights or conversion rights as set forth in the articles supplementary, (ii) compensatory damages, (iii) an injunction enjoining the distribution to the Company’s common shareholders of the proceeds of the Grocery-Anchored Portfolio Sale, and (iv) an injunction enjoining the merger with WHLR. On May 6, 2022, the Plaintiffs in Sydney filed a motion for a preliminary injunction to temporarily enjoin, until the final resolution of the litigation (i) the distribution of the gross proceeds from the Grocery-Anchored Portfolio Sale to the common stockholders, (ii) the closing of the merger with WHLR, and (iii) the imposition of a constructive trust over the gross proceeds from both the Grocery Anchored Portfolio Sale and the merger with WHLR. Also on May, 6, 2022, a purported holder of the Company’s outstanding preferred stock filed a putative class action complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. The original complaint alleged on behalf of a putative class of holders of the Company’s preferred stock, among other things, claims for declaratory and injunctive relief with respect to the articles supplementary governing the terms of the Company’s preferred stock and breach of fiduciary duty. On May 11, 2022, the Company, the former Board of Directors of the Company and WHLR removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney Plaintiffs’ motion for preliminary injunction will be held on June 22, 2022. On June 2, 2022, the Plaintiffs in Kim filed a motion for a preliminary injunction (i) to require that the Company provide preferred shareholders with a vote to approve the Grocery-Anchored Portfolio Sale and the Merger, and (ii) requiring Cedar disclose to preferred shareholders that the Grocery-Anchored Portfolio Sale and Merger entitled the preferred stockholders to exercise their change of control conversion right. The court agreed to consolidate the Kim Plaintiffs’ motion for preliminary injunction with the Sydney Plaintiffs’ motion for preliminary injunction, and to hear arguments on both motions at the hearing on June 22, 2022.

On June 23, 2022, following a hearing on both the Sydney and Kim motions for preliminary injunction, the court issued an order denying both motions for preliminary injunction, holding that the Plaintiffs in both cases were unlikely to succeed on the merits of any of their contractual or fiduciary duty claims, and that Plaintiffs had not established that they would suffer irreparable harm if the injunction was denied. By order dated July 11, 2022, the Court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022, and, on October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs filed their opposition to the motion to dismiss on November 21, 2022 and Defendants filed a reply brief in support of their motions to dismiss on December 21, 2022. On February 2, 2023, Plaintiffs filed a motion to certify a question of law to the Maryland Supreme Court, and Defendants’ opposition to Plaintiff's motion was filed on February 24, 2023. At this juncture, the outcome of the litigation is uncertain.

On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

the former Board of Directors are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, Defendants requested permission to file a motion to dismiss, and Plaintiff responded to Defendants’ request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants served their motion to dismiss on December 23, 2022, which Plaintiff opposed on January 27, 2023. Defendants filed a reply brief on the motion to dismiss on February 17, 2023. At this juncture, the outcome of the litigation is uncertain.

On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against the Company, the Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, against the Company and the former Board of Directors, claims for breach of contract with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other things, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court on November 14, 2022. On December 14, 2022, Plaintiff moved to remand the case, Defendants opposed Plaintiff's remand motion on December 28, 2022, and Plaintiff filed a reply brief in support of his remand motion on January 4, 2023. Defendants' deadline to answer, move to dismiss, or otherwise respond to the complaint is 30 days after a ruling on Plaintiff's remand motion. At this juncture, the outcome of the litigation is uncertain.

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

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2022		December 31, 2021
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

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

The Company had a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offered a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

purchases were at 100% of market value. There were no significant transactions under the DRIP during 2022, 2021 and 2020. At December 31, 2022, there were no shares authorized under the DRIP since the DRIP was terminated in connection with the Transactions.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2022	2021	2020
Common stock	$19.586	$0.264	$0.528
7.25% Series B Preferred Stock	$1.812	$1.812	$1.812
6.50% Series C Preferred Stock	$1.625	$1.625	$1.625

On August 9, 2022, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock of $19.52 per share, payable to holders of record of the Company’s common stock at the close of business on August 19, 2022.

On August 26, 2022, the Company paid merger consideration of $9.48 per share on shares of the Company’s outstanding common stock.

At December 31, 2022 and 2021, there were $1.2 million and $1.2 million, respectively, of accrued preferred stock dividends.

On January 20, 2023, the Company’s Board of Directors declared a dividend of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on February 20, 2023 to shareholders of record on February 10, 2023.

Note 12. Revenues

Rental revenues for 2022, 2021 and 2020, respectively, are comprised of the following:

	Years ended December 31,
	2022	2021	2020
Base rents	$23,111,000	$27,946,000	$29,419,000
Expense recoveries	7,769,000	9,394,000	8,344,000
Percentage rent	534,000	676,000	1,448,000
Straight-line rents	361,000	(61,000)	(1,513,000)
Amortization of intangible lease liabilities, net	896,000	657,000	710,000
Total rents	$32,671,000	$38,612,000	$38,408,000

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for 2020, included approximately $7.1 million of other income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. The Company identified various tenants where collection was no longer considered probable, and therefore, during the years ended December 31, 2022 and 2021, respectively, $0.6 million and $0.2 million of billed charges, consisting of rent and tenant reimbursements, were unpaid. Based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2022 are approximately as follows:

2023	$23,961,000
2024	23,133,000
2025	20,845,000
2026	18,550,000
2027	16,313,000
Thereafter	54,132,000
$156,934,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such amounts do not include amortization of intangible lease liabilities.

Note 13. 401(k) Retirement Plan

The Company had a 401(k) retirement plan (the “Plan”), which permitted all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company could make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $145,000, $327,000, and $375,000 for 2022, 2021, and 2020, respectively. The Plan was terminated as a result of the Company's merger with WHLR.

Note 14. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2022, 2021, and 2020, respectively:

	Years ended December 31,
	2022	2021	2020
Expense relating to share/unit grants	$1,662,000	$3,229,000	$3,954,000
Amounts capitalized	(54,000)	(186,000)	(231,000)
Total charged to operations	$1,608,000	$3,043,000	$3,723,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2021	492,000	$23.47
Restricted share grants	7,000	26.31
Vested during period	(417,000)	28.63
Forfeitures/cancellations/retirements	(82,000)	28.29
Unvested shares/units, December 31, 2022	—

At December 31, 2022, there were no shares available for grants pursuant to the 2017 Plan since this plan was terminated in connection with the merger with WHLR.

During 2022, there were 7,000 time-based restricted shares issued with a weighted average grant date fair value of $26.31 per share. During 2021, there were 149,000 time-based restricted shares issued with a weighted average grant date fair value of $11.98 per share. During 2020, there were 63,000 time-based restricted shares issued, with a weighted average grant date fair value of $17.48 per share.

The total fair values of shares vested during 2022, 2021, and 2020 were $11.9 million, $6.0 million, and $0.9 million, respectively.

President and CEO Employment Contract

On June 15, 2018, the Company’s then-President and CEO was granted a market performance-based equity award of 227,272 restricted stock units (“RSUs”) and 227,272 dividend equivalent rights (“DERs”) of the Company. Each RSU represents a contingent right to receive one share of common stock if certain market performance criteria are achieved. Each DER accrues and will be deemed

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2022, 2021 and 2020, the Company had 0.2 million, 0.4 million and 0.4 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for 2022, 2021 and 2020, respectively:

	Years ended December 31,
	2022	2021	2020
Numerator
Net loss from continuing operations	$(79,010,000)	$(35,672,000)	$(22,522,000)
Preferred stock dividends	(10,752,000)	(10,752,000)	(10,752,000)
Net loss (income) attributable to noncontrolling interests	355,000	(151,000)	(423,000)
Net earnings (loss) allocated to unvested shares	58,000	(117,000)	(238,000)
Loss from continuing operations, net of noncontrolling interest, attributable to vested common shares	(89,349,000)	(46,692,000)	(33,935,000)
Income (loss) from discontinued operations, net of noncontrolling interests, attributable to vested common shares	122,686,000	(9,276,000)	21,873,000
Net income (loss) attributable to vested common shares	$33,337,000	$(55,968,000)	$(12,062,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,448,000	13,213,000	13,104,000
Net income (loss) per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(6.64)	$(3.53)	$(2.59)
Discontinued operations	9.12	(0.71)	1.67
	$2.48	$(4.24)	$(0.92)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2022, 2021 and 2020, no restricted stock units would have been issuable under the Company’s then-President and CEO market performance-based equity award (see Note 14, Share-Based Compensation) had the measurement period ended on December 31, 2022, 2021 and 2020, respectively, and therefore, this market performance-based equity

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

award had no impact in calculating diluted EPS for those periods. Net (income) loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding was 44,000, 81,000 and 81,000 for 2022, 2021 and 2020, respectively.

Note 16. Related Party Transactions

With the completion of the Company's merger with WHLR, the Company became a wholly-owned subsidiary of WHLR. WHLR performs property management and leasing services for the Company. During the year ended December 31, 2022, the Company paid WHLR $1.0 million for these services. The related party amounts due to WHLR for the year ended December 31, 2022 were $7.3 million, which consists primarily of financing costs, real estate taxes and costs paid on the Company's behalf at the closing of the KeyBank Credit Agreement.

Note 17. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2022
Revenues	$8,278,000	$8,503,000	$7,984,000	$9,240,000
Net (loss) income	$(1,057,000)	$(42,587,000)	$89,309,000	$(1,634,000)
Net (loss) income attributable to common shareholders	$(3,745,000)	$(45,275,000)	$86,621,000	$(4,322,000)
Per common share (basic and diluted) - continuing operations	$(0.71)	$(2.78)	$(2.87)	$(0.28)
Per common share (basic and diluted) - discontinued operations	$0.43	$(0.63)	$9.29	$0.03
Per common share (basic and diluted) - total	$(0.28)	$(3.41)	$6.42	$(0.25)

2021
Revenues	$10,935,000	$10,844,000	$8,495,000	$8,913,000
Net income (loss)	$1,112,000	$51,055,000	$(80,516,000)	$(16,750,000)
Net (loss) income attributable to common shareholders	$(1,576,000)	$48,367,000	$(83,204,000)	$(19,438,000)
Per common share (basic and diluted) - continuing operations	$(0.60)	$3.11	$(4.97)	$(1.07)
Per common share (basic and diluted) - discontinued operations	$0.49	$0.41	$(1.31)	$(0.30)
Per common share (basic and diluted) - total	$(0.11)	$3.52	$(6.28)	$(1.37)

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Brickyard Plaza	CT	2004	100%	1990/2012	228,000	7,632,000	29,308,000
Carll's Corner	NJ	2007	100%	1960s-1999	129,000	$3,034,000	$15,293,000
Coliseum Marketplace	VA	2005	100%	1987/2012	107,000	2,924,000	14,416,000
Fairview Commons	PA	2007	100%	1976/2003	53,000	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	194,000	5,229,000	21,440,000
Gold Star Plaza	PA	2006	100%	1988	72,000	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	203,000	2,320,000	9,713,000
Hamburg Square	PA	2004	100%	1993/2010	102,000	1,153,000	4,678,000
Kings Plaza	MA	2007	100%	1970/1994	168,000	2,413,000	12,604,000
Oakland Commons	CT	2007	100%	1962/2013	90,000	2,504,000	15,662,000
Patuxent Crossing	MD	2009	100%	1985-1997	264,000	14,849,000	18,445,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,000	2,010,000	6,489,000
Oregon Avenue	PA	2016	100%	2011	20,000	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	222,000	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	156,000	-	11,834,000
Timpany Plaza	MA	2007	100%	1970's-1989	183,000	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	337,000	6,932,000	32,815,000
Washington Centers Shoppes	NJ	2001	100%	1979/1995	157,000	2,061,000	7,314,000
Webster Commons	MA	2007	100%	1960's-2004	99,000	3,551,000	18,412,000
Other	n/a	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					2,863,000	$74,960,000	$302,680,000

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2022
	cost		Building and		Accumulated
Property	capitalized (a)	Land	improvements	Total	depreciation
Brickyard Plaza	(779,000)	7,648,000	28,513,000	36,161,000	13,850,000
Carll's Corner	$(11,815,000)	$246,000	$6,266,000	$6,512,000	$5,321,000
Coliseum Marketplace	(4,860,000)	3,586,000	8,894,000	12,480,000	7,091,000
Fairview Commons	462,000	858,000	4,030,000	4,888,000	1,801,000
Fieldstone Marketplace	(3,219,000)	5,167,000	18,283,000	23,450,000	12,069,000
Gold Star Plaza	(140,000)	1,644,000	6,379,000	8,023,000	2,840,000
Golden Triangle	12,345,000	2,320,000	22,058,000	24,378,000	11,429,000
Hamburg Square	6,573,000	1,153,000	11,251,000	12,404,000	4,902,000
Kings Plaza	1,915,000	2,408,000	14,524,000	16,932,000	5,460,000
Oakland Commons	(4,668,000)	2,504,000	10,994,000	13,498,000	6,450,000
Patuxent Crossing	1,835,000	13,211,000	21,918,000	35,129,000	10,679,000
Pine Grove Plaza	632,000	1,622,000	7,509,000	9,131,000	3,849,000
Oregon Avenue	(16,980,000)	2,141,000	1,742,000	3,883,000	358,000
South Philadelphia	(9,764,000)	8,222,000	26,550,000	34,772,000	21,389,000
Southington Center	1,464,000	-	13,298,000	13,298,000	6,208,000
Timpany Plaza	(4,845,000)	3,368,000	14,439,000	17,807,000	7,953,000
Trexler Mall	13,720,000	6,932,000	46,535,000	53,467,000	19,962,000
Washington Centers Shoppes	7,513,000	2,000,000	14,888,000	16,888,000	7,241,000
Webster Commons	(1,518,000)	4,081,000	16,364,000	20,445,000	8,447,000
Other	(1,401,000)	-	564,000	564,000	169,000
Total Portfolio	$(13,530,000)	$69,111,000	$294,999,000	$364,110,000	$157,468,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020, respectively, are as follows:

Cost	2022		2021	2020
Balance, beginning of the year	$369,827,000		$604,265,000	$1,515,206,000
Properties transferred to/from held for sale	(11,495,000)		(180,123,000)	(945,725,000)
Outparcel dispositions	—		(387,000)	(840,000)
Property impairments	(16,629,000)		(83,224,000)	—
Improvements and betterments	22,407,000		29,296,000	35,624,000
Balance, end of the year	$364,110,000	(b)	$369,827,000	$604,265,000

Accumulated depreciation
Balance, beginning of the year	$155,250,000		$197,119,000	$389,861,000
Properties transferred to/from held for sale	(15,339,000)		(78,207,000)	(235,397,000)
Outparcel dispositions	—		—	(90,000)
Depreciation expense (c)	17,557,000		36,338,000	42,745,000
Balance, end of the year	$157,468,000		$155,250,000	$197,119,000

Net book value	$206,642,000		$214,577,000	$407,146,000

(a)
Negative amounts represent write-offs of fully depreciated assets and impairments.
(b)
At December 31, 2022, the aggregate cost for federal income tax purposes was approximately $49.6 million greater than the Company's recorded values.
(c)
Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2022, and have concluded that such disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Effective August 22, 2022, the Company completed the merger with WHLR, and, as a result, the Company is a wholly-owned subsidiary of WHLR. The Company’s internal control over financial reporting continued to operate as designed to support the consolidation of the Company into WHLR. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Cherry Bekaert LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cedar Realty Trust, Inc.

Virginia Beach, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Cedar Realty Trust Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2022, and our report dated March 2, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” included in Item 9A- Controls and Procedures in the Company’s 2022 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Cherry Bekaert LLP

Virginia Beach, Virginia

March 2, 2023

Item 9B. Other Information: None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections: Not applicable

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The affairs of the Company are managed by the Board of Directors. Directors are elected annually by the Company's sole holder of its common stock, and serve until a successor has been elected or approved.

Code of Ethics and Governance Principles

The Company is operating under WHLR's Code of Business Conduct and Ethics for Members of the Board of Directors, a Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, and Corporate Governance Principles, which are available on our website, all under separate headings as allowed by the NYSE Governance Requirements. The Company will post any amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company's Chief Executive Officer and Chief Financial Officer) on its website.

The issuer is relying on the general exemption to the requirement to have an audit committee provided in Rule 10A-3. WHLR satisfies the requirements of Rule 10A-3 with respect to its common stock listed on NASDAQ. The issuer is 100% beneficially owned by WHLR. The issuer has listed on the NYSE only non-convertible, non-participating preferred securities.

Members of the Board of Directors

As of December 31, 2022, the members of the Board of Directors are identified below:

Directors
Kerry G. Campbell
Paula J. Poskon
E.J. Borrack
M. Andrew Franklin
Crystal Plum

Kerry G. Campbell

Chairman of the Board of Directors; Independent Director

Age — 57

Director since 2022

Mr. Campbell was appointed to the Board of Directors in August 2022. Mr. Campbell is the principal of a financial litigation and investment management consulting firm, Kerry Campbell LLC, where since February 2014, he has served as a financial expert witness for arbitrations and litigations and provided consulting services to financial institutions and investors. His firm has been retained by institutional investors, high net worth investors and large global diversified financial institution.

Mr. Campbell received an M.B.A in Finance from the University of Chicago Booth Graduate School of Business and a Bachelor of Science in Finance summa cum laude from Fordham University Gabelli School of Business. Mr. Campbell is an Approved FINRA Dispute Resolution Arbitrator, a Chartered Financial Analyst®, a CERTIFIED FINANCIAL PLANNER™, an Accredited Investment Fiduciary Analyst™ and a Securities Experts Roundtable Member.

Mr. Campbell has been chosen as a director based on his 30 plus years of extensive and diverse financial industry experience, together with his experience as a financial expert witness on behalf of defendants and plaintiffs in arbitrations and litigations.

E.J. Borrack

Independent Director

Age — 58

Director since 2022

E.J. Borrack was appointed to the Board of Directors in August 2022. Since 2013, she has been the General Counsel of The Stilwell Group, a group of private investment partnerships with a focus on activist investing in financially-related, small-cap companies. Previously, she was the Chief Compliance Officer of two SEC registered investment advisers. She was also the General Counsel of Wealthfront during that company’s start-up phase.

Ms. Borrack graduated from the University of Pennsylvania Law School and has a B.A. in English from the University of Pennsylvania.

Ms. Borrack has been chosen as a director based on her breadth of experience working on issues involving complex commercial litigation, regulatory compliance, securities regulation, and corporate governance.

Paula J. Poskon
Independent Director
Age — 57
Director since 2022

Ms. Poskon was appointed to the Board of Directors in August 2022. Ms. Poskon is the President of STOV Advisory Services LLC (“STOV”), which offers professional consulting and advisory services to company executives and institutional investors in the areas of real estate, capital markets, investor relations, and diversity and inclusion. She founded STOV in July 2016. For the past 15 years of her two decades of capital markets experience, Ms. Poskon specialized in real estate investment trusts.

Ms. Poskon graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics with a concentration in Accounting and a Master of Business Administration in Finance with a concentration in Strategic Management and considerable coursework in real estate finance.

Ms. Poskon has been chosen as a director based on her more than 20 years of capital markets experience in equity research and investment banking, the majority of which was focused on public REITs.

M. Andrew Franklin and Crystal Plum

Mr. Franklin and Ms. Plum are also officers of the Company, and their biographies are included below.

Executive Officers

M. Andrew Franklin

Director, Chief Executive Officer and President since August 2022

Age — 42

Andrew Franklin was appointed as Chief Executive Officer and President and Director in August 2022, in connection with consummation of the Company's merger with WHLR. He was also appointed as Chief Executive Officer and President of WHLR in 2021 and previously served as their Interim Chief Executive Officer since July 2021, Chief Operating Officer since February 2018, and Senior Vice President of Operations since January 2017. Mr. Franklin has over 23 years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our growing portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day-to-day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Crystal Plum

Director and Chief Financial Officer since August 2022

Age — 41

Crystal Plum was appointed as Chief Financial Officer, Corporate Secretary and Director in August 2022, in connection with consummation of the Company's merger with WHLR. She was also appointed as Chief Financial Officer of WHLR in February 2020 and previously served as their Vice President of Financial Reporting and Corporate Accounting from March 2018 to February 2020 and as their Director of Financial Reporting from September 2016 to March 2018. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science in Business Administration — Accounting and Finance from Old Dominion University.

Director Compensation

Directors who are employees or officers of our Company do not receive any compensation for their services. For fiscal year 2022 prior to August 22, 2022, non-employee directors were entitled to annual cash compensation in the amount of $28,000 for their services as directors, with an additional annual cash retainer of $60,000 for service as Chair. Additionally, non-employee directors were entitled to annual cash compensation in the amount of $3,000 for committee membership, with the committee chair entitled to $12,000. Each non-employee director, other than Mr. Campbell, Ms. Poskon and Ms. Borrack, also received a grant of restricted stock with a grant date fair value of $55,000 paid quarterly that will vest in full on the third anniversary of each quarterly grant date.

For fiscal year 2022 subsequent to August 22, 2022, non-employee and non-officer directors were entitled to annual cash compensation in the amount of $50,000 for their services as directors, with an additional annual cash retainer of $40,000 for service as Chair, to be paid quarterly.

We reimburse each of our directors for his or her expenses incurred in connection with attendance at Board of Directors and committee meetings.

The following table summarizes our directors’ compensation for 2022:

	Fees Earned
	or Paid	Stock Awards (1) (2)	All Other
Name	in Cash ($)	($)	Compensation ($)		Total ($)
Kerry G. Campbell	32,000	—	—		32,000
Paula J. Poskon	18,000	—	—		18,000
E.J. Borrack	18,000	—	—		18,000
M. Andrew Franklin	—	—	—		—
Crystal Plum	—	—	—		—
Abraham Eisenstat	37,500	27,500	—		65,000
Gregg A. Gonsalves	70,400	27,500	100,000	(3)	197,900
Sabrina L. Kanner	37,500	27,500	—		65,000
Darcy D. Morris	29,800	27,500	—		57,300
Steven G. Rogers	37,500	27,500	—		65,000
Richard H. Ross	29,800	27,500	—		57,300
Bruce J. Schanzer	—	—	—		—
Sharon Stern	29,800	27,500	—		57,300
(1)
The amounts represent the grant date fair value of restricted stock awards granted to the directors in 2022, in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 2 of the consolidated financial statements in this 2022 Annual Report on Form 10-K regarding assumptions we made in determining the fair value of stock awards. Each director received a grant of restricted stock with a grant date fair value of $55,000 paid quarterly that will vest in full on the third anniversary of each quarterly grant date. The number of shares granted is calculated based on the closing share price on the date of grant. For 2022, director share grants were made on January 3, 2022 and April 1, 2022, based on a closing share price of $25.11 and $27.64, respectively.
(2)
As of December 31, 2022, none of the directors held any restricted shares. All outstanding equity awards that were subject to time-based vesting, including all outstanding restricted stock awards held by our non-employee directors, fully accelerate and vest upon a “sale event” or a “change in control,” as applicable (as such terms are defined in the applicable equity plan and each of which included completion of the Merger) pursuant to the terms of the applicable equity plan. In connection with the closing of the Grocery-Anchored Portfolio Sale and immediately prior to the consummation of the Merger, each outstanding restricted stock award became fully vested and nonforfeitable and the holder thereof received the aggregate per share consideration for each share of the Company’s common stock underlying such award.
(3)
This amount represents a deal transaction bonus.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, the Company’s equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2022, except for one late Form 4 for each of Mr. Eisenstat, Mr. Gonsalves, Ms. Kanner, Mr. Morris, Mr. Rogers, Mr. Ross and Ms. Stern reporting one transaction related to grants of restricted stock under the Company’s incentive plan.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our executive compensation policies and decisions for our named executive officers. The discussion relates to the Company’s named executive officers (“NEOs”). The Company’s NEOs for 2022 were:

NEOs
M. Andrew Franklin, President and Chief Executive Officer
Bruce J. Schanzer, former President and Chief Executive Officer
Jennifer Bitterman, former Executive Vice President, Chief Financial Officer and Treasurer
Crystal Plum, Chief Financial Officer and Corporate Secretary
Robin M. Zeigler, former Executive Vice President and Chief Operating Officer

No other employees of the Company qualified as executive officers under the applicable rules and regulations of the SEC.

Mr. Franklin and Ms. Plum were appointed to their roles on August 22, 2022, upon the completion of the Company’s acquisition by WHLR (the “Merger”). Mr. Schanzer and Ms. Bitterman served in their capacities noted above until the completion of the Merger. Ms. Zeigler resigned from her position on May 6, 2022. Mr. Franklin and Ms. Plum are referred to as the “Current NEOs” and Mr. Schanzer, Ms. Bitterman and Ms. Zeigler are referred to as the “Prior NEOs” in this Item 11.

Introduction

The compensation of the Company’s Prior NEOs was determined by the Company’s compensation committee that existed prior to the Merger (the “Pre-Merger Compensation Committee”). Upon the completion of the Merger, because the Company became a wholly-owned subsidiary of WHLR and its only equity securities that are registered under Section 12 of the Securities Exchange Act of 1934 are shares of non-voting preferred stock, the Pre-Merger Compensation Committee was disbanded and its charter rescinded. Therefore, the discussion of the Company’s compensation practices and philosophy in place prior the Merger is based on information made available to the Company’s current Board of Directors and management.

Following the Merger, the only two officers of the Company, Mr. Franklin and Ms. Plum, also serve as officers of WHLR. Mr. Franklin and Ms. Plum are compensated by WHLR, and the Company is obligated to reimburse WHLR for certain costs pursuant to a Cost Sharing and Reimbursement Agreement, including compensation paid by WHLR to Mr. Franklin and Ms. Plum for services provided to Cedar. However, in 2022, the Company did not reimburse WHLR for any of these costs because of certain limitations on the aggregate amount of payments that may be made from the Company to WHLR under the Cost Sharing and Reimbursement Agreement. In future years, it is expected that the Company will reimburse WHLR for the compensation paid by WHLR to Mr. Franklin and Ms. Plum for services provided to Cedar by Mr. Franklin and Ms. Plum.

The compensation paid by WHLR to Mr. Franklin and Ms. Plum will be more fully described in WHLR’s proxy statement that will be filed in connection with its 2023 annual meeting of stockholders.

Pre-Merger Compensation Philosophy

The pre-Merger executive compensation program was designed to attract and retain talented senior executives, ensure that their compensation remained competitive relative to the compensation paid to similarly-situated senior executives at comparable publicly-traded REITs, and reward them for superior performance. The program was further designed to reward both short- and long-term performance and to align the senior executives’ and former stockholders’ interests. To that end, the compensation packages provided to the Prior NEOs included both cash and share-based incentive compensation that rewarded performance as measured, in large part, against corporate and individual goals intended to enhance stockholder value over the long term.

The Pre-Merger Compensation Committee intended that the overall compensation of the pre-Merger senior executives should primarily reflect their accomplishments as a management team in achieving established key objectives, including the execution of the strategic plan and that the achievement of these key objectives would ultimately enhance stockholder value of the pre-Merger Company as reflected in an increased share price. The Pre-Merger Compensation Committee believed the compensation of the Company’s senior executives should not be based on short-term performance of the Company shares, whether favorable or unfavorable, but rather that the long-term price of the Company’s shares is a better reflection of the management of the Company by its senior executives. In this regard, the restricted stock historically granted to the Company’s senior executives had vesting periods ranging from three to seven years. The Company’s senior executives were aligned with the pre-Merger Company’s shareholders in that they were also subject to the downside risk of a decrease in the value of their compensation in the event the price of our shares declines.

Consistent with this philosophy, the executive pay program used a combination of base salary, annual cash incentive bonuses and long-term equity incentive awards, with a significant portion of compensation being at risk and dependent on the performance of the Company and the executive, to align executive interests with those of stockholders.

Pre-Merger Compensation Objectives

Prior to the Merger, the Pre-Merger Compensation Committee used three primary pay elements in its executive compensation program: base salary, annual cash incentive bonuses and long-term equity compensation.

Base salary was intended to attract and retain talented executives and to provide compensation that was commensurate with the executive’s scope of responsibility and effectiveness. Cash incentive bonuses were designed to align the executive’s compensation with our short-term business goals and individual performance goals. Long-term equity compensation focused on achieving the Company’s pre-Merger long-term TSR goals and executive retention. The pre-Merger Company used long-term equity to retain its executives by rewarding them with equity only if they remained with the Company for a substantial period of time and if the Company achieved specified average TSR goals over the preceding three-year period. The allocation between cash and non-cash compensation or short- and long-term compensation was reviewed periodically. A significant portion of compensation was at risk and variable depending on both short- and long-term financial performance, with the largest portion designed to incentivize executives to focus on long-term stockholder value creation.

Pre-Merger Base Salary

Base salaries for the Prior NEOs depended on the scope of their responsibilities and performance. Base salary was designed to compensate the executives fairly for services rendered during the year. The Pre-Merger Compensation Committee received from Mr. Schanzer his recommended salary level for each executive officer (other than Mr. Schanzer) for its review. For 2022, the base salaries of Mr. Schanzer and Ms. Zeigler remained unchanged from 2021. Ms. Bitterman's salary increased upon her promotion to Chief Financial Officer in late 2021.

The Pre-Merger Compensation Committee was required to review base salaries annually and could have increased, but not further decreased, the executive officers' salaries pursuant to the terms of their respective employment agreements. In making decisions regarding executive officers’ base salaries, the Pre-Merger Compensation Committee took into account relevant factors, including individual performance and market compensation data.

Pre-Merger Annual Cash Incentive Bonus

The Pre-Merger Compensation Committee sought to align the interests of the Prior NEOs with the strategic initiatives of the Company. The Company did not pay annual cash incentive bonuses other than those described below in the Summary Compensation Table.

Pre-Merger Long-Term Compensation

The Pre-Merger Compensation Committee believed that outstanding long-term performance was achieved when executives had an ownership position that encouraged them to focus on the Company’s long-term success. Long-term equity awards were made to eligible employees to align their long-term interests with those of stockholders, deliver market competitive pay, provide a strong retentive hook, and aid in recruitment. At the same time, by incentivizing our senior management as stakeholders in our performance, the Company benefited on an operational level from improved productivity and efficiency gains, and the associated value creation. The Pre-Merger Compensation Committee did not approve any equity awards in 2022, in light of the pending Transactions.

Treatment of Equity and Equity-Based Awards in Connection with the Merger

Our Prior NEOs’ restricted stock awards and restricted stock unit awards were treated in connection with the Merger as described below. All outstanding equity awards that were subject to time-based vesting, including all outstanding restricted stock awards held by our Prior NEOs, fully accelerated and vested upon a “sale event” or a “change in control,” as applicable (as such terms were defined in the applicable equity plan and each of which included completion of the Merger) pursuant to the terms of the applicable equity plan. In addition, our Prior NEOs were party to employment and other executive agreements with the Company that provided for certain acceleration of vesting of performance-based equity awards in the event of a change in control, which included completion of the Merger.

In connection with the closing of the Grocery-Anchored Portfolio Sale and immediately prior to the consummation of the Merger:

•
Restricted Stock Awards: Each outstanding restricted stock award became fully vested and nonforfeitable and the holder thereof received the aggregate per share consideration for each share of the Company’s common stock underlying such award.
•
Restricted Stock Units. Each outstanding restricted stock unit award that was subject to performance-based vesting fully vested in accordance with its terms and converted into the respective number of shares of Company common stock underlying such award and the holder thereof received the aggregate per share consideration with respect to each share of the Company’s common stock underlying such award as well as accrued dividend equivalent rights with respect to such restricted stock unit award.

The 2022 Option Exercises and Stock Vested table below shows the number of shares underlying outstanding unvested restricted stock awards and unvested restricted stock unit awards held by our Prior NEOs that vested in connection with the Merger and the consideration, in cash, they received for these awards.

Anti-Hedging and Anti-Pledging Policy

We do not consider it appropriate for any of the Company’s officers, directors or employees to enter into speculative transactions in the Company’s securities that are designed to hedge or offset any decrease in market value of the Company’s securities. As a result, the Company prohibits officers, directors or employees from purchasing puts, calls, options or other derivative securities based on the Company’s securities or its correlates. The policy also prohibits hedging or monetization transactions, such as forward sale contracts, equity swaps, collars and exchange funds. Officers, directors and employees may also not purchase securities of the Company on margin, borrow against any account in which the Company’s securities are held or otherwise pledge any securities of the Company.

Compensation Committee Report

Pursuant to NYSE rules, because the Company meets the definition of a “controlled company” and lists only non-voting preferred stock, the Company is not required to and does not have a compensation committee. In the absence of a compensation committee, the Company’s Board of Directors and management reviewed and discussed the Compensation Discussion and Analysis required by the Item 402(b) of Regulation S-K under the Exchange Act. Based on such review and discussion, the

Board of Directors recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Board of Directors:

Directors
Kerry G. Campbell
Paula J. Poskon
E.J. Borrack
M. Andrew Franklin
Crystal Plum

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of our named executive officers, calculated in accordance with SEC rules and regulations:

				Stock	All Other
	Fiscal	Salary (1)	Bonus (2)	Awards (3)	Compensation	Total
Name	Year	($)	($)	($)	($)	($)
M. Andrew Franklin (4)	2022	—	—	—	—	—
Chief Executive Officer
and President
Crystal Plum (4)	2022	—	—	—	—	—
Chief Financial
Officer
Bruce J. Schanzer (5)	2022	461,500	10,000,000	—	12,405,200	22,866,700
Former Chief Executive	2021	750,000	750,000	—	34,000	1,534,000
Officer	2020	750,000	403,800	—	33,800	1,187,600
Jennifer Bitterman (6)	2022	244,400	1,252,000	—	839,000	2,335,400
Former Chief Financial	2021	246,900	308,800	325,000	11,600	892,300
Officer	2020	220,400	37,100	—	9,900	267,400
Robin M. Zeigler (7)	2022	150,900	—	—	3,810,300	3,961,200
Former Chief Operating	2021	436,000	414,200	262,500	17,600	1,130,300
Officer	2020	436,000	223,900	—	17,400	677,300
(1)
Amounts shown include amounts deferred at the election of the named executive officers into the Company’s 401(k) plan, to the extent applicable.
(2)
For 2022, the amounts represent contractual bonuses in relation to the Transactions, as defined in Note 1 to the consolidated financial statements in this Form 10-K.
(3)
This column represents the grant date fair value of stock awards granted under the Company’s Stock Incentive Plans. The number of shares granted is calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), not including any estimates of forfeitures related to service-based vesting conditions. See Note 4 to the consolidated financial statements in this Form 10-K regarding assumptions we made in determining the fair value of stock awards. Ms. Zeigler's stock award was granted in 2021 and forfeited in 2022, due to employment cessation as discussed in (8) below.
(4)
Appointed in August 2022, upon the closing of the Merger. As discussed in the CD&A, Mr. Franklin and Ms. Plum are compensated by WHLR and the Company did not reimburse WHLR for any related compensation costs in 2022.
(5)
Mr. Schanzer's employment ceased upon the closing of the Merger. The 2022 “all other compensation” amount for Mr. Schanzer includes tax gross up on deferred accounts ($8.08 million), severance payment in connection with his termination of employment following the Merger ($3.75 million), payment in respect of his DERs ($500,000), COBRA premiums payable following his termination of employment ($50,000), automobile allowances ($13,800) and matching contributions made by the Company to his 401(k) plan ($12,200).
(6)
Ms. Bitterman was appointed Chief Financial Officer on September 9, 2021. Prior to her appointment, she served as the Senior Vice President of Corporate and Portfolio Management. Ms. Bitterman's employment ceased upon the closing of the Merger. The 2022 “all other compensation amount” for Ms. Bitterman includes severance in connection with her termination of employment following the Merger ($833,000) and matching contributions made by the Company to her 401(k) plan ($6,000).
(7)
Ms. Zeigler's employment ceased on May 6, 2022. Base salary for Ms. Zeigler in 2022 includes base salary through May 6, 2022. The 2022 “all other compensation amount” for Ms. Zeigler includes a consulting agreement payment ($3.75 million), COBRA premiums payable following her termination of employment ($50,000), matching contributions made by the Company to her 401(k) plan ($8,000, through May 6, 2022) and automobile allowances ($2,000, through May 6, 2022).

Grants of Plan-Based Awards for Year Ended December 31, 2022

There were no grants of plan-based awards for the year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2022

There were no outstanding equity awards at December 31, 2022.

2022 Option Exercises and Stock Vested

No options were granted by the Company or exercised during the fiscal year ended December 31, 2022. None of the named executive officers have ever been granted stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($) (1)
M. Andrew Franklin	—	—
Crystal Plum	—	—
Bruce J. Schanzer	265,150	2,513,622
Jennifer Bitterman	19,117	181,229
Robin M. Zeigler	—	—
(1)
In connection with the Merger, shares of common stock held by Mr. Schanzer and Ms. Bitterman were converted into the right to receive an amount in cash equal to the per share merger consideration of $9.48. The number of shares shown for Mr. Schanzer include 151,514 common shares and 113,636 restricted shares. Ms. Zeigler's shares were forfeited upon her termination of employment on May 6, 2022.

2022 Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance
	in Last	in Last	in Last	Withdrawals/	at Last
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions (1)	Fiscal Year-End
Name	($)	($)	($)	($)	($)
M. Andrew Franklin	—	—	—	—	—
Crystal Plum	—	—	—	—	—
Bruce J. Schanzer	—	—	—	8,787,800	—
Jennifer Bitterman	—	—	—	—	—
Robin M. Zeigler	—	—	—	141,800	—
(1)
The plan was terminated in connection with the Merger; accordingly, all participants received a full distribution of their accounts immediately following closing.

Two of our Prior NEOs, Mr. Schanzer and Ms. Zeigler, participated in the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, participants could defer a portion of their base salaries and cash bonuses on a pre-tax basis and receive a tax-deferred return on such amounts based on the performance of specific investments selected by the participants. Participants could also defer share awards made under the Company’s equity incentive plans, as well as related dividends. In connection with the Deferred Compensation Plan, the Company established a “rabbi trust” overseen by an independent trustee, wherein the trustee was directed to make investments of the deferred cash amounts, which tracked as closely as possible to those selected by each participant in order to generally match its liabilities to the participants under the deferred compensation plan with equivalent assets and thereby limit market risk. Generally, cash deferrals were distributed in a lump sum on the earlier of the first day of the 61st month following the end of the calendar year to which such deferral relates, or as soon as practicable after the participant’s separation from service for any reason other than death or retirement (or six months thereafter, in the case of any participant who is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code, as amended (the “Code”)), unless the participant elects to receive the distribution in installments, or to otherwise further defer the distribution, as provided in the plan. Generally, share deferrals will be distributed in a lump sum on the later of (a) the first business day of the January next following the third anniversary date of the grant, or (b) the first business day of the January next following the date on which the share deferrals are scheduled to vest in their entirety based on the original vesting schedule, unless the participant elects to receive the distribution in installments, or to otherwise further defer the distribution, as provided in the plan. In the event of a “change in control” (as defined in the plan) that constitutes a change in control event under Section 409A of the Code, participants shall become 100% vested in their share deferral accounts, and the Board could terminate the plan and distribute all benefits under the plan to participants. In the event of a termination or constructive termination of the plan in connection with a change in control, such plan provides for an income tax gross up on plan benefits distributed to participants as well as a tax gross-up on any amounts under the plan that are subject to the 20% penalty tax under Section 409A of the Code.

Potential Payments Upon Termination or Change in Control

Mr. Franklin and Ms. Plum

As of December 31, 2022, Mr. Franklin's employment agreement with WHLR provides for benefits upon a change in control of WHLR, which is the parent of the Company. In the event that Mr. Franklin terminated his employment with Good Reason following a “Change in Control” (as defined in his employment agreement) or was terminated by WHLR without Cause and such termination occurred within six months of a Change in Control, Mr. Franklin would generally be entitled to a lump sum payment equal to 2.99 times his annual base salary ($400,000), less mandatory deductions, payable within ninety calendar days of the termination (and, in the case of such a termination without Cause, a bonus amount based on any bonus determined by WHLR's Board of Directors and payable to other executives of WHLR during the twelve months after the Change in Control). In addition, Mr. Franklin would be entitled to health care coverage pursuant to COBRA at Mr. Franklin’s expense for up to eighteen months.

As of December 31, 2022, Ms. Plum was not party to any arrangements with the Company or WHLR that provide for benefits payable upon a termination of employment or change in control.

Separation Agreements with Mr. Schanzer and Ms. Bitterman

Each of Mr. Schanzer and Ms. Bitterman terminated employment immediately following the Merger. Pursuant to the terms of his employment agreement, Mr. Schanzer received a lump sum payment comprised of: (i) a $3.75 million severance payment; (ii) a $10.0 million change in control cash payment, and (iii) a $500,000 cash payment in respect in his DERs. Pursuant to the terms of her employment agreement, Ms. Bitterman received a $833,000 severance payment, payable in a lump sum, as well as the $1.252 million change in control bonus previously disclosed. WHLR and Mr. Schanzer entered into a Restrictive Covenant Agreement, pursuant to which Mr. Schanzer agreed to customary non-compete and non-solicitation covenants for a four-year period following closing of the Merger.

Separation Agreement with Ms. Zeigler

Ms. Zeigler resigned from her position with the Company effective as of May 6, 2022. Pursuant to the terms of her separation agreement with the Company, Ms. Zeigler retained any vested shares of restricted Company stock and any vested securities and cash held in the Deferred Compensation Plan, but was not otherwise entitled to any compensation, severance or bonus after the effective date of her resignation, except for premiums for health insurance under COBRA for up to 12 months following her resignation. Ms. Zeigler forfeited her unvested equity awards under the Company’s equity incentive plans, as well as the right to any tax gross-up or other tax-related payments from the Company applicable to her vested assets in the Deferred Compensation Plan.

Consulting Agreement with Ms. Zeigler

Concurrently with the execution of the separation agreement, the Company entered into a consulting agreement with an entity controlled by Ms. Zeigler, pursuant to which Ms. Zeigler agreed to assist the Company with respect to certain matters relating to the Company’s existing joint venture for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C and to advance the planned redevelopment of two existing shopping centers. Pursuant to the consulting agreement, Ms. Zeigler received an up-front payment from the Company of $3.0 million, and is entitled to receive an additional payment of $750,000 upon the earlier of completion of the sale of the development to one or more third parties, or the second anniversary of the agreement.

CEO Pay Ratio

As of December 31, 2022, the Company did not have any employees. Accordingly, the CEO pay ratio disclosure is not applicable to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based upon our records and the information reported in filings with the SEC, the following were beneficial owners of more than 5% of our shares of Common Stock as of December 31, 2022:

	Number of Shares	Percentage of Class
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)
Wheeler Real Estate Investment Trust, Inc.	13,718,169	100.0%
2529 Virginia Beach Boulevard
Virginia Beach, VA 23452
(1)
Based upon 13,718,169 shares of Common Stock outstanding on December 31, 2022. All beneficial ownership identified on this table is held by the beneficial owner with sole voting power and sole investment power.

Name of	Number of	Percentage of	Number of	Percentage of
NEO or	Series B Shares	Series B Shares	Series C Shares	Series C Shares
Director	Beneficially Owned	Beneficially Owned	Beneficially Owned	Beneficially Owned
Kerry G. Campbell	—	*	—	*
Paula J. Poskon	—	*	—	*
E.J. Borrack	—	*	—	*
M. Andrew Franklin	2,890	*	1,900	*
Crystal Plum	—	*	—	*
Directors and Executive Officers as a Group	2,890	*	1,900	*

* Less than 1%

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Policies and Related Party Transactions

WHLR's Code of Business Conduct and Ethics requires that our directors and officers deal with the Company on an arms-length basis in any related party transaction. All transactions between us and any of our directors, named executive officers or other vice presidents, or between us and any entity in which any of our directors, named executive officers or other vice presidents is an officer or director or has an ownership interest, must be pre-approved by the Board of Directors.

With the completion of the Company's Merger with WHLR, the Company became a wholly-owned subsidiary of WHLR. WHLR performs property management and leasing services for the Company. During the year ended December 31, 2022, the Company paid WHLR $1.0 million for these services. The related party amounts due to WHLR for the year ended December 31, 2022 were $7.3 million, which consists primarily of financing costs, real estate taxes and costs paid on the Company's behalf at the closing of the KeyBank Credit Agreement. The Operating Partnership and WHLR’s operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties

(the “Cost Sharing Agreement”). During the year ended December 31, 2022, the Company did not make any payments to WHLR for these services due to certain limitations set forth in the Cost Sharing Agreement.

Determinations of Director Independence

The Board of Directors currently consists of five members. The Chair of the Board of Directors is Kerry G. Campbell. The Board of Directors reviews the independence of each director yearly. During this review, the Board of Directors considers whether there are any transactions and relationships between any director (and his or her immediate family and affiliates) and the Company and its management that are inconsistent with a determination that the director is independent in light of applicable law and listing standards. The Company believes that under the applicable rules and regulations of the New York Stock Exchange, Mr. Campbell, Ms. Poskon, and Ms. Borrack are independent. Mr. Franklin and Ms. Plum are not independent because they are officers of the Company.

Item 14. Principal Accountant Fees and Services

The following table summarizes fees paid to our independent registered public accounting firms (Cherry Bekaert LLP and Ernst & Young LLP) for the years ended December 31, 2022 and 2021:

Type of Fee	2022	2021
Audit Fees (1)	$282,000	$641,000
Audit Related Fees	—	—
Tax Fees (2)	183,000	117,000
All Other Fees	—	—
Total	$465,000	$758,000
(1)
Audit fees were incurred for professional services in connection with the audit of our consolidated financial statements and internal control over financial reporting for the years ended December 31, 2022 and 2021, reviews of our interim consolidated financial statements which are included in each of our quarterly reports on Form 10-Q for the years ended December 31, 2022 and 2021, and certain accounting consultations.
(2)
Tax fees for 2022 and 2021 include tax compliance and preparation, and tax consulting services related to tax planning.

Prior to the completion of the Merger with WHLR on August 22, 2022, Cedar's then-Audit Committee reviewed and approved the fees of the Company's independent registered public accounting firm in accordance with its policies and procedures. Following the completion of the Merger, the Audit Committee was disbanded and WHLR's Audit Committee serves as the Company's audit committee, which reviewed and approved the 2022 fees of the Company's independent registered public accounting firm in accordance with its policies and procedures.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

2.
Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.
Exhibits

Item	Title or Description

2.1.a

Asset Purchase Agreement, dated as of March 2, 2022, by and among Cedar Realty Trust, Inc., DRA Fund X-B LLC, and KPR Centers LLC, incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 3, 2022.*

2.1.b	First Amendment to Asset Purchase and Sale Agreement, dated as of April 1, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC.

2.1.c	Second Amendment to Asset Purchase and Sale Agreement, dated as of April 29, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC.

2.1.d	Third Amendment to Asset Purchase and Sale Agreement, dated as of July 7, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC.

2.2.a

Agreement and Plan of Merger, dated as of March 2, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 2.2 of Form 8-K filed on March 3, 2022.*

2.2.b

First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P., incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2022.

2.2.c

Second Amendment to Merger Agreement, entered into as of August 9, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on August 12, 2022.

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2013.

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-A filed on August 18, 2017.

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 22, 2017.

3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 15, 2017.

3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 7, 2018.

3.1.f	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 27, 2020.

Item	Title or Description

3.1.g	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 27, 2020.

3.2	Amended and Restated By-laws of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 2, 2020.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Loan Agreement, dated as of August 22, 2022, by and between Cedar Realty Trust Partnership, L.P., as Borrower, KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Bookrunner, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 25, 2022.

10.2	Guaranty, dated August 22, 2022, made by Cedar Realty Trust, Inc., incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on August 25, 2022.

10.3

Environmental Compliance and Indemnity Agreement, dated as of August 22, 2022, made by Wheeler Real Estate Investment Trust, Inc., Cedar Realty Trust, Inc., Cedar Realty Trust Partnership, L.P., and certain subsidiaries of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on August 25, 2022.

10.4

Term Loan Agreement dated October 28, 2022, between Guggenheim Real Estate LLC and the Borrowers party thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2022.

10.5

Loan Agreement dated December 21, 2022, between Citi Real Estate Funding Inc and the Borrowers party thereto, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2022.

21.1	List of Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Item	Title or Description

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits have been omitted. The registrant hereby agrees to furnish a copy of any omitted exhibit to the SEC upon request by the SEC.

(b)
Exhibits

The response to this portion of Item 15 is included in Item 15(a)(3) above.

(c)
The following financial statement schedules are filed as part of the report:

The response to this portion of Item 15 is included in Item 15(a)(2) above.

Item 16. Form 10-K Summary: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

/s/ M. ANDREW FRANKLIN	/s/ CRYSTAL PLUM
M. Andrew Franklin	Crystal Plum
Chief Executive Officer and President (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 2, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ M. ANDREW FRANKLIN	/s/ CRYSTAL PLUM
M. Andrew Franklin	Crystal Plum
Chief Executive Officer, President and Director (Principal Executive Officer)	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ KERRY G. CAMPBELL	/s/ E.J. BORRACK
Kerry G. Campbell	E.J. Borrack
Chair of Board	Director

/s/ PAULA J. POSKON
Paula J. Poskon
Director

March 2, 2023