Form 10-Q
period 2023-03-31
CEDAR REALTY TRUST, INC.
filed 2023-05-09
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At May 5, 2023, there were 13,718,169 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the ability of the Company to successfully integrate its business with Wheeler Real Estate Investment Trust, Inc.; (ii) the risk that shareholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability; (iii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iv) the loss or bankruptcy of the Company’s tenants; (v) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (vi) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (vii) the impact of the Company's leverage on operating performance; (viii) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (ix) risks endemic to real estate and the real estate industry generally; (x) competitive risks; (xi) risks related to the geographic concentration of the Company’s properties in the Northeast; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the risk that the Company’s insurance coverage may not be sufficient to fully cover its losses; (xiv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xv) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate:
Land	$69,111,000	$69,111,000
Buildings and improvements	295,479,000	294,999,000
	364,590,000	364,110,000
Less accumulated depreciation	(159,515,000)	(157,468,000)
Real estate, net	205,075,000	206,642,000

Cash and cash equivalents	1,654,000	3,899,000
Restricted cash	10,153,000	9,564,000
Receivables, net	5,819,000	6,135,000
Other assets and deferred charges, net	8,881,000	7,924,000
TOTAL ASSETS	$231,582,000	$234,164,000

LIABILITIES AND EQUITY
Secured term loans, net	$131,552,000	$131,462,000
Accounts payable and accrued liabilities	9,578,000	10,094,000
Due to Wheeler Real Estate Investment Trust, Inc.	7,955,000	7,328,000
Unamortized intangible lease liabilities	2,969,000	3,078,000
Total liabilities	152,054,000	151,962,000

Commitments and contingencies	—	—

Equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,323,000	868,323,000
Cumulative distributions in excess of net income	(949,159,000)	(946,485,000)
Total equity	79,528,000	82,202,000
TOTAL LIABILITIES AND EQUITY	$231,582,000	$234,164,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2023	2022
REVENUES
Rental revenues	$8,641,000	$8,514,000
Other revenues	282,000	201,000
Total revenues	8,923,000	8,715,000
EXPENSES
Operating, maintenance and management	2,411,000	2,237,000
Real estate and other property-related taxes	1,389,000	1,242,000
General and administrative	712,000	2,911,000
Depreciation and amortization	2,493,000	2,501,000
Total expenses	7,005,000	8,891,000

OTHER
Transaction costs	—	(3,735,000)
Impairment charges	—	(197,000)
Total other	—	(3,932,000)

OPERATING INCOME (LOSS)	1,918,000	(4,108,000)

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(1,904,000)	(2,707,000)
Total non-operating income and expenses	(1,904,000)	(2,707,000)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	14,000	(6,815,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	6,248,000
Impairment charges	—	(510,000)
Total income from discontinued operations	—	5,738,000

NET INCOME (LOSS)	14,000	(1,077,000)

Net loss attributable to noncontrolling interests:
Limited partners' interest in Operating Partnership	—	20,000
Total net loss attributable to noncontrolling interests	—	20,000

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	14,000	(1,057,000)

Preferred stock dividends	(2,688,000)	(2,688,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,674,000)	$(3,745,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$(0.19)	$(0.71)
Discontinued operations	—	0.43
	$(0.19)	$(0.28)

Weighted average number of common shares - basic and diluted	13,718,000	13,285,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2023	2022

Net income (loss)	$14,000	$(1,077,000)

Unrealized gain on change in fair value of cash flow hedges	—	8,338,000

Comprehensive income	14,000	7,261,000

Comprehensive (income) attributable to noncontrolling interests	—	(29,000)

Comprehensive income attributable to Cedar Realty Trust, Inc.	$14,000	$7,232,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2023

(unaudited)

						Cumulative
					Additional	distributions
	Preferred stock		Common stock		paid-in	in excess of	Total
	Shares	Amount	Shares	Amount	capital	net income	Equity
Balance, December 31, 2022	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(946,485,000)	$82,202,000
Net income	—	—	—	—	—	14,000	14,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2023	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(949,159,000)	$79,528,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2022

Continued

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2021	6,450,000	$159,541,000	13,658,000	$820,000	$(13,266,000)	$881,009,000	$(582,464,000)	$(8,258,000)	$437,382,000
Net (loss)	—	—	—	—	—	—	(1,057,000)	—	(1,057,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	8,289,000	8,289,000
Share-based compensation, net	—	—	(21,000)	(1,000)	2,459,000	(2,498,000)	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(900,000)	—	(900,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(4,000)	—	—	(4,000)
Balance, March 31, 2022	6,450,000	$159,541,000	13,637,000	$819,000	$(10,807,000)	$878,508,000	$(587,109,000)	$31,000	$440,983,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2021	$—	$2,586,000	$2,586,000	$439,968,000
Net (loss)	—	(20,000)	(20,000)	(1,077,000)
Unrealized gain on change in fair value of cash flow hedges	—	49,000	49,000	8,338,000
Share-based compensation, net	—	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(905,000)
Reallocation adjustment of limited partners' interest	—	4,000	4,000	—
Balance, March 31, 2022	$—	$2,614,000	$2,614,000	$443,597,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$14,000	$(1,077,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	—	707,000
Straight-line rents and expenses, net	(191,000)	(73,000)
Provision for doubtful accounts	(164,000)	44,000
Depreciation and amortization	2,493,000	8,263,000
Amortization of intangible lease liabilities, net	(22,000)	(269,000)
Expense relating to share-based compensation, net	—	542,000
Amortization of deferred financing costs	90,000	219,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	670,000	(1,169,000)
Prepaid expenses and other	(1,309,000)	(923,000)
Accounts payable and accrued liabilities	(74,000)	2,441,000
Net cash provided by operating activities	1,507,000	8,705,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(475,000)	(9,613,000)
Contributions to unconsolidated joint venture	—	(155,000)
Net cash used in investing activities	(475,000)	(9,768,000)

FINANCING ACTIVITIES
Advances under revolving credit facility	—	4,000,000
Mortgage repayments	—	(284,000)
Payments of debt financing costs	—	(6,000)
Noncontrolling interests:
Distributions to limited partners	—	(5,000)
Preferred stock dividends	(2,688,000)	(2,688,000)
Distributions to common shareholders	—	(900,000)
Net cash (used in) provided by financing activities	(2,688,000)	117,000

Net decrease in cash, cash equivalents and restricted cash	(1,656,000)	(946,000)
Cash, cash equivalents and restricted cash at beginning of period	13,463,000	3,269,000
Cash, cash equivalents and restricted cash at end of period	$11,807,000	$2,323,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,654,000	$2,093,000
Restricted cash	10,153,000	230,000
Cash, cash equivalents and restricted cash	$11,807,000	$2,323,000

See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At March 31, 2023, the Company owned a portfolio of 19 operating properties.

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2023, the Company owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership and is a wholly-owned subsidiary of WHLR (as defined herein).

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Asset Sale and Merger

On March 2, 2022, the Company entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Wheeler Real Estate Investment Trust, Inc. (“WHLR”) and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR would acquire the balance of the Company’s shopping center assets by way of an all-cash merger transaction (the “Merger”).

The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the “Transactions”. The Transactions were unanimously approved by the Company’s former Board of Directors and were approved by the Company’s common stockholders at a special meeting of stockholders held on May 27, 2022.

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. There were no material relationships among the Company, the Grocery-Anchored Purchasers, or any of their respective affiliates. On August 22, 2022, the Company completed the Merger. Each outstanding share of common stock of the Company and outstanding common unit of the Operating Partnership held by persons other than the Company immediately prior to the Merger were canceled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result of the Merger, WHLR acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the New York Stock Exchange (“NYSE”). The Company's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. In addition, prior to consummation of the Merger, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock and OP Units of $19.52 per share, payable to holders of record of the Company's common stock and OP Units at the close of business on August 19, 2022.

In connection with the Transactions, the Company incurred transaction costs included in the accompanying condensed consolidated statement of operations.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The unaudited condensed consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participated. The Company consolidates all variable interest entities for which it is the primary beneficiary. Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current year presentation.

Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2023	2022
Supplemental disclosure of cash activities:
Cash paid for interest	$1,704,000	$4,660,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	—	715,000
Buildings and improvements included in accounts payable and accrued liabilities	187,000	2,692,000

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been recently issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Note 3. Real Estate

A significant portion of the Company's land, buildings and improvements serve as collateral for its term loans. Accordingly, restrictions exist as to the encumbered property's transferability, use and other common rights typically associated with property ownership.

Discontinued Operations

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. The Grocery-Anchored Portfolio Sale represented a strategic shift and had a material effect on the Company’s operations and financial results, and, therefore, the Company determined that it was deemed a discontinued operation. Accordingly, the portfolio of 33

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

grocery-anchored shopping centers were classified as held for sale and the results of their operations were classified as discontinued operations in 2022. The following is a summary of income from discontinued operations:

	Three months ended March 31,
	2023	2022
REVENUES
Rental revenues	$—	$21,648,000
Other revenues	—	56,000
Total revenues	—	21,704,000
EXPENSES
Operating, maintenance and management	—	4,850,000
Real estate and other property-related taxes	—	3,255,000
General and administrative	—	60,000
Depreciation and amortization	—	5,762,000
Total expenses	—	13,927,000

OPERATING INCOME	—	7,777,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	—	(1,529,000)
Total non-operating income and expenses	—	(1,529,000)

INCOME FROM DISCONTINUED OPERATIONS	—	6,248,000

Impairment charges	—	(510,000)

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$—	$5,738,000

Net cash provided by operations from discontinued operations was $0.0 million and $11.5 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities from discontinued operations was $0.0 million and $(7.9) million for the three months ended March 31, 2023 and 2022, respectively.

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, and accounts payable and accrued liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $132.0 million and $131.8 million, respectively, and the carrying value of such loans, was $131.6 million and $131.5 million, respectively.

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

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

Note 5. Loans Payable

Debt obligations are composed of the following at March 31, 2023 and collateralized by 12 properties:

		March 31, 2023
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate:
Term loan	Nov 2032	$110,000,000	5.3%
Term loan	Jan 2033	25,000,000	6.4%
		135,000,000	5.5%
Unamortized issuance costs		(3,448,000)
		$131,552,000

Derivative Financial Instruments

The interest rate swaps were terminated as part of the Grocery-Anchored Portfolio Sale. Charges and/or credits relating to the changes in the fair value of the interest rate swaps were made to accumulated other comprehensive loss, limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss were reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affected earnings.

The following presents the effect of the Company’s qualifying interest rate swaps on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	(Loss) recognized in other
	comprehensive income
	reclassified into earnings (effective portion)
	Three months ended March 31,
Classification	2023	2022
Continuing Operations	$—	$(1,362,000)

Note 6. Commitments and Contingencies

Lease Commitments

The Company is the lessee under ground lease agreements. The executive office lease agreement was terminated in 2022. As of March 31, 2023, the Company’s weighted average remaining lease term is approximately 49.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 8.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.1 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

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

On June 23, 2022, following a hearing on both the Sydney and Kim motions for preliminary injunction, the court issued an order denying both motions for preliminary injunction, holding that the Plaintiffs in both cases were unlikely to succeed on the merits of any of their contractual or fiduciary duty claims, and that Plaintiffs had not established that they would suffer irreparable harm if the injunction was denied. By order dated July 11, 2022, the Court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022, and, on October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs filed their opposition to the motion to dismiss on November 21, 2022 and Defendants filed a reply brief in support of their motions to dismiss on December 21, 2022. On February 2, 2023, Plaintiffs filed a motion to certify a question of law to the Maryland Supreme Court, and Defendants’ opposition to Plaintiffs’ motion was filed on February 24, 2023. Plaintiffs filed a reply brief in support of their motion on March 13, 2023. At this juncture, the outcome of the litigation is uncertain.

On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the former Board of Directors are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, Defendants requested permission to file a motion to dismiss, and Plaintiff responded to Defendants’ request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants served their motion to dismiss on December 23, 2022, which Plaintiff opposed on January 27, 2023. Defendants filed a reply brief on the motion to dismiss on February 17, 2023. At this juncture, the outcome of the litigation is uncertain.

On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against the Company, the Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, against the Company and the former Board of Directors, claims for breach of contract with respect

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other things, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court on November 14, 2022. On December 14, 2022, Plaintiff moved to remand the case, Defendants opposed Plaintiff’s remand motion on December 28, 2022, and Plaintiff filed a reply brief in support of his remand motion on January 4, 2023. On April 24, 2023, the Court granted Plaintiff’s remand motion and remanded the case to the Nassau County Supreme Court. On May 4, 2023, Defendants filed a petition with the federal appellate court for the Second Circuit for permission to appeal the remand order. At this juncture, the outcome of the litigation is uncertain.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2023		December 31, 2022
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2023	2022
Common stock	$—	$0.066
7.25% Series B Preferred Stock	$0.453	$0.453
6.50% Series C Preferred Stock	$0.406	$0.406

On April 20, 2023, the Company’s Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on May 22, 2023 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on May 10, 2023.

Note 8. Revenues

Rental revenues for the three months ended March 31, 2023 and 2022, respectively, are comprised of the following:

	Three months ended March 31,
	2023	2022
Base rents	$5,835,000	$6,286,000
Expense recoveries - variable lease revenue	2,261,000	1,997,000
Percentage rent - variable lease revenue	168,000	123,000
Straight-line rents	191,000	(11,000)
Amortization of intangible lease liabilities, net	22,000	160,000
	8,477,000	8,555,000
Credit adjustments on operating lease receivables	164,000	(41,000)
Total rental revenues	$8,641,000	$8,514,000

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

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

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022
Expense relating to share/unit grants	$—	$584,000
Amounts capitalized	—	(42,000)
Total charged to operations	$—	$542,000

On August 22, 2022, due to a change in control of the Company in connection with the Transactions, all share-based compensation outstanding at that time fully vested, including the Company’s then-President and CEO's restricted stock units. At March 31, 2023, there were no shares available for grants pursuant to the 2017 Plan since this plan was terminated in connection with the Merger.

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2023 and 2022, the Company had 0.0 million and 0.4 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Numerator
Net income (loss) from continuing operations	$14,000	$(6,815,000)
Preferred stock dividends	(2,688,000)	(2,688,000)
Net loss attributable to noncontrolling interests	—	42,000
Net loss allocated to unvested shares	—	(23,000)
Loss from continuing operations, net of noncontrolling interest, attributable to vested common shares	(2,674,000)	(9,484,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	5,716,000
Net loss attributable to vested common shares	$(2,674,000)	$(3,768,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,718,000	13,285,000
Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.19)	$(0.71)
Discontinued operations	—	0.43
	$(0.19)	$(0.28)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three months ended March 31, 2022, no restricted stock units would have been issuable under the Company’s then-President and CEO market performance-based equity award had the measurement period ended on March 31, 2022, and therefore this market performance-based equity award had no impact in calculating diluted EPS for this period. For the three months ended March 31, 2023, there were no market performance-based equity awards issued or outstanding. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding was 0 and 81,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 11. Related Party Transactions

With the completion of the Company's merger with WHLR, the Company became a wholly-owned subsidiary of WHLR. WHLR performs property management and leasing services for the Company. During the three months ended March 31, 2023, the Company paid WHLR $0.4 million for these services. The related party amounts due to WHLR as of March 31, 2023 were $8.0 million, which consists primarily of costs paid on the Company's behalf relating to 2022 financings, real estate taxes, and the Company's share of executive compensation. The related party amounts due to WHLR as of December 31, 2022 were $7.3 million, which consisted primarily of costs paid on the Company's behalf relating to 2022 financings and real estate taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At March 31, 2023, the Company owned a portfolio of 19 operating properties. Upon completion of the Merger in 2022, the Company became a wholly-owned subsidiary of WHLR.

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

Significant Circumstances and Transactions

No significant transactions occurred during the three months ended March 31, 2023.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase accounting allocations related thereto, and asset impairment. Management’s estimates are based both on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. See Note 2, Summary of Significant Accounting Policies, for recently-adopted accounting pronouncements.

Results of Operations

Comparison of three months ended March 31, 2023 to March 31, 2022

	Three months ended March 31,		Change
	2023	2022	Dollars	Percent
Revenues	$8,923,000	$8,715,000	$208,000	2.4%
Property operating expenses	(3,800,000)	(3,479,000)	(321,000)	9.2%
Property operating income	5,123,000	5,236,000	(113,000)
General and administrative	(712,000)	(2,911,000)	2,199,000	-75.5%
Depreciation and amortization	(2,493,000)	(2,501,000)	8,000	-0.3%
Impairment charges	—	(197,000)	197,000	n/a
Transaction costs	—	(3,735,000)	3,735,000	n/a
Interest expense	(1,904,000)	(2,707,000)	803,000	-29.7%
Income (loss) from continuing operations	14,000	(6,815,000)	6,829,000
Discontinued operations:
Income from operations	—	6,248,000	(6,248,000)	-100.0%
Impairment charges	—	(510,000)	510,000	n/a
Net income (loss)	14,000	(1,077,000)	1,091,000
Net loss attributable to noncontrolling interests	—	20,000	(20,000)	n/a
Net income (loss) attributable to Cedar Realty Trust, Inc.	$14,000	$(1,057,000)	$1,071,000

Revenues were higher as a result of (1) an increase of $0.7 million in rental revenues and expense recoveries attributable to same center properties and (2) an increase in other income of $0.1 million attributable to insurance reimbursements, partially offset by (3) a decrease of $0.6 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations.

Property operating expenses were higher as a result of (1) an increase of $0.6 million in property operating expenses attributable to same center properties, partially offset by (2) a decrease of $0.3 million in property operating expenses attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations.

General and administrative costs were lower primarily as a result of (1) a decrease of $1.3 million in payroll related costs and (2) a decrease in other general and administrative costs of $0.9 million, both which are predominantly related to the completion of the Grocery-Anchored Portfolio Sale and the Company's merger with WHLR.

Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Company's merger with WHLR.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $2.1 million, (2) a decrease in amortization expense of deferred financing costs of $0.1 million, partially offset by (3) a decrease in capitalized interest of $0.7 million and (4) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.7 million.

Discontinued operations for 2022 includes the results of operations and impairments for properties treated as discontinued operations, which include the Grocery-Anchored Portfolio Sale, and the East River Park and Senator Park redevelopments.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income (loss):

	For the three months ended March 31,
	2023	2022
Operating income (loss)	$1,918,000	$(4,108,000)
Add (deduct):
General and administrative	712,000	2,911,000
Transaction costs	—	3,735,000
Impairment charges	—	197,000
Depreciation and amortization	2,493,000	2,501,000
Straight-line rents	(191,000)	11,000
Amortization of intangible lease liabilities	(22,000)	(160,000)
Other non-property revenue	(242,000)	(201,000)
NOI related to properties not defined as same-property	—	(344,000)
Same-property NOI	$4,668,000	$4,542,000

Number of same properties	19	19
Same-property occupancy, end of period	84.8%	83.8%
Same-property leased, end of period	87.2%	83.9%
Same-property average base rent, end of period	$10.28	$10.53

Same-property NOI for the three months ended March 31, 2023 increased 2.8% compared to the same period in the prior year.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2023 for the 19-property portfolio:

Three months ended
March 31, 2023
Renewals (a):
Leases renewed with rate increase (sq feet)	56,171
Leases renewed with rate decrease (sq feet)	-
Leases renewed with no rate change (sq feet)	2,000
Total leases renewed (sq feet)	58,171

Leases renewed with rate increase (count)	5
Leases renewed with rate decrease (count)	-
Leases renewed with no rate change (count)	1
Total leases renewed (count)	6

Option exercised (count)	2

Weighted average on rate increases (per sq foot)	$0.42
Weighted average on rate decreases (per sq foot)	$-
Weighted average on all renewals (per sq foot)	$0.40

Weighted average change over prior rates	3.96%

New Leases (a) (b):
New leases (sq feet)	42,400
New leases (count)	3
Weighted average rate (per sq foot)	$13.07

(a)
Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)
The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations and the $10.2 million in restricted cash as of March 31, 2023. The Company does not have any scheduled debt maturities for the twelve months ending March 31, 2024. The Company is working to increase revenue by improving occupancy which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid preferred stock dividends through the first quarter of 2023 and has continued to declare preferred stock dividends through the second quarter of 2023. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	Three months ended March 31,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$1,507,000	$8,705,000
Investing activities	$(475,000)	$(9,768,000)
Financing activities	$(2,688,000)	$117,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $2.2 million for the three months ended March 31, 2023 and $8.4 million for the three months ended March 31, 2022. The decrease was a result of the completion of the Grocery-Anchored Portfolio Sale and completion of the Company's merger with WHLR.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company's expenditures for property improvements. During the three months ended March 31, 2023, the Company incurred $0.5 million of expenditures for property improvements. During the three months ended March 31, 2022, the Company incurred expenditures of $9.6 million for property improvements and $0.2 million relating to contributions to the Company's unconsolidated joint venture.

Financing Activities

During the three months ended March 31, 2023, the Company had $2.7 million of preferred stock distributions. During the three months ended March 31, 2022, the Company had $3.6 million of preferred and common stock distributions, and $0.3 million of mortgage repayments, which were partially offset by net advances of $4.0 million under the revolving credit facility.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
Net (loss) attributable to common shareholders	$(2,674,000)	$(3,745,000)
Real estate depreciation and amortization	2,478,000	8,257,000
Limited partners' interest	—	(20,000)
Impairment charges	—	707,000
FFO applicable to diluted common shares	(196,000)	5,199,000
Transaction costs (a)	—	3,735,000
Operating FFO applicable to diluted common shares	$(196,000)	$8,934,000

FFO per diluted common share	$(0.01)	$0.38
Operating FFO per diluted common share	$(0.01)	$0.65
Weighted average number of diluted common shares (b):
Common shares and equivalents	13,718,000	13,752,000
OP Units	—	81,000
	13,718,000	13,833,000

(a)
Includes costs incurred in connection with the previously announced dual-track strategic alternatives process.
(b)
The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units, unvested restricted stock units and unvested restricted shares/units that are excluded from the computation of diluted EPS.

Inflation

If inflation rates increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of our indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2023, and have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II. Other Information

Item 1. Legal Proceedings

See Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1.a

Asset Purchase Agreement, dated as of March 2, 2022, by and among Cedar Realty Trust, Inc., DRA Fund X-B LLC, and KPR Centers LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 3, 2022.*

Exhibit 2.1.b

First Amendment to Asset Purchase and Sale Agreement, dated as of April 1, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC, incorporated by reference to Exhibit 2.1.b of the Registrant’s Annual Report on Form 10-K filed on March 2, 2023.

Exhibit 2.1.c

Second Amendment to Asset Purchase and Sale Agreement, dated as of April 29, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC, incorporated by reference to Exhibit 2.1.c of the Registrant’s Annual Report on Form 10-K filed on March 2, 2023.

Exhibit 2.1.d

Third Amendment to Asset Purchase and Sale Agreement, dated as of July 7, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC incorporated by reference to Exhibit 2.1.d of the Registrant’s Annual Report on Form 10-K filed on March 2, 2023.

Exhibit 2.2.a

Agreement and Plan of Merger, dated as of March 2, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed on March 3, 2022.*

Exhibit 2.2.b

First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P., incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2022.

Exhibit 2.2.c

Second Amendment to Merger Agreement, entered into as of August 9, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on August 12, 2022.

Exhibit 3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 2013 filed on February 25, 2014.
Exhibit 3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-A filed on August 18, 2017.
Exhibit 3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on August 22, 2017.
Exhibit 3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 15, 2017.
Exhibit 3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on May 7, 2018.
Exhibit 3.1.f	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 27, 2020.
Exhibit 3.2	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 27, 2020.
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 9, 2023