Form 10-Q
period 2023-06-30
CEDAR REALTY TRUST, INC.
filed 2023-08-08
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd. Virginia Beach, Virginia	23452
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (757) 627-9088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.25% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	CDRpB	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	CDRpC	New York Stock Exchange

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

As of August 4, 2023, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the ability of the Company to successfully integrate its business with Wheeler Real Estate Investment Trust, Inc.; (ii) the risk that shareholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability; (iii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iv) the loss or bankruptcy of the Company’s tenants; (v) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration; (vi) the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (vii) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (viii) the impact of the Company's leverage on operating performance; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally; (xi) competitive risks; (xii) risks related to the geographic concentration of the Company’s properties in the Northeast; (xiii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiv) the risk that the Company’s insurance coverage may not be sufficient to fully cover its losses; (xv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xvi) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate:
Land	$69,085,000	$69,111,000
Buildings and improvements	295,106,000	294,999,000
	364,191,000	364,110,000
Less accumulated depreciation	(161,961,000)	(157,468,000)
Real estate, net	202,230,000	206,642,000

Real estate held for sale	113,000	—
Cash and cash equivalents	1,291,000	3,899,000
Restricted cash	10,533,000	9,564,000
Receivables, net	5,067,000	6,135,000
Deferred costs and other assets, net	7,964,000	7,924,000
TOTAL ASSETS	$227,198,000	$234,164,000

LIABILITIES AND EQUITY
Loans payable, net	$131,555,000	$131,462,000
Accounts payable, accrued expenses, and other liabilities	8,450,000	10,094,000
Due to Wheeler Real Estate Investment Trust, Inc.	8,556,000	7,328,000
Below market lease intangibles, net	2,864,000	3,078,000
Total liabilities	151,425,000	151,962,000

Commitments and contingencies	—	—

Equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,323,000	868,323,000
Cumulative distributions in excess of net income	(952,914,000)	(946,485,000)
Total equity	75,773,000	82,202,000
TOTAL LIABILITIES AND EQUITY	$227,198,000	$234,164,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES
Rental revenues	$8,253,000	$8,293,000	$16,894,000	$16,808,000
Other revenues	31,000	137,000	313,000	338,000
Total revenues	8,284,000	8,430,000	17,207,000	17,146,000
EXPENSES
Operating, maintenance and management	1,729,000	1,945,000	4,140,000	4,181,000
Real estate and other property-related taxes	1,404,000	1,526,000	2,793,000	2,768,000
Corporate general and administrative	958,000	2,862,000	1,670,000	5,773,000
Depreciation and amortization	3,309,000	2,850,000	5,802,000	5,351,000
Total expenses	7,400,000	9,183,000	14,405,000	18,073,000

OTHER
Transaction costs	—	(30,457,000)	—	(34,192,000)
Impairment charges	—	(2,000)	—	(199,000)
Total other	—	(30,459,000)	—	(34,391,000)

OPERATING INCOME (LOSS)	884,000	(31,212,000)	2,802,000	(35,318,000)

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(1,951,000)	(3,130,000)	(3,855,000)	(5,837,000)
Total non-operating income and expenses	(1,951,000)	(3,130,000)	(3,855,000)	(5,837,000)

NET LOSS FROM CONTINUING OPERATIONS	(1,067,000)	(34,342,000)	(1,053,000)	(41,155,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	7,698,000	—	13,946,000
Impairment charges	—	(16,119,000)	—	(16,630,000)
Total loss from discontinued operations	—	(8,421,000)	—	(2,684,000)

NET LOSS	(1,067,000)	(42,763,000)	(1,053,000)	(43,839,000)

Net loss attributable to noncontrolling interests:
Limited partners' interest in Operating Partnership	—	176,000	—	196,000
Total net loss attributable to noncontrolling interests	—	176,000	—	196,000

NET LOSS ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(1,067,000)	(42,587,000)	(1,053,000)	(43,643,000)

Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,755,000)	$(45,275,000)	$(6,429,000)	$(49,019,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$(0.27)	$(2.78)	$(0.47)	$(3.49)
Discontinued operations	—	(0.63)	—	(0.20)
	$(0.27)	$(3.41)	$(0.47)	$(3.69)

Weighted average number of common shares - basic and diluted	13,718,000	13,288,000	13,718,000	13,287,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net loss	$(1,067,000)	$(42,763,000)	$(1,053,000)	$(43,839,000)

Unrealized gain on change in fair value of cash flow hedges	—	3,114,000	—	11,452,000

Comprehensive loss	(1,067,000)	(39,649,000)	(1,053,000)	(32,387,000)

Comprehensive loss attributable to noncontrolling interests	—	166,000	—	137,000

Comprehensive loss attributable to Cedar Realty Trust, Inc.	$(1,067,000)	$(39,483,000)	$(1,053,000)	$(32,250,000)

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2023

(unaudited)

						Cumulative
					Additional	distributions
	Preferred stock		Common stock		paid-in	in excess of	Total
	Shares	Amount	Shares	Amount	capital	net income	Equity
Balance, December 31, 2022	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(946,485,000)	$82,202,000
Net income	—	—	—	—	—	14,000	14,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2023	6,450,000	159,541,000	13,718,000	823,000	868,323,000	(949,159,000)	79,528,000
Net (loss)	—	—	—	—	—	(1,067,000)	(1,067,000)
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, June 30, 2023	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(952,914,000)	$75,773,000

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

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2022

Continued

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2021	$—	$2,586,000	$2,586,000	$439,968,000
Net (loss)	—	(20,000)	(20,000)	(1,076,000)
Unrealized gain on change in fair value of cash flow hedges	—	49,000	49,000	8,338,000
Share-based compensation, net	—	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(905,000)
Reallocation adjustment of limited partners' interest	—	4,000	4,000	—
Balance, March 31, 2022	—	2,614,000	2,614,000	443,598,000
Net (loss)	—	(176,000)	(176,000)	(42,763,000)
Unrealized gain on change in fair value of cash flow hedges	—	10,000	10,000	3,114,000
Share-based compensation, net	—	—	—	287,000
Purchase of OP Units	—	(726,000)	(726,000)	(726,000)
Preferred stock dividends	—	—	—	(2,688,000)
Acquisition of minority interests		—	—	(1,000,000)
Reallocation adjustment of limited partners' interest	—	(228,000)	(228,000)	—
Balance, June 30, 2022	$—	$1,494,000	$1,494,000	$399,822,000

See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(1,053,000)	$(43,839,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges	—	16,829,000
Straight-line rents and expenses, net	(461,000)	(4,000)
Credit adjustments on operating lease receivables	(319,000)	840,000
Depreciation and amortization	5,802,000	15,066,000
Above (below) market lease amortization, net	(128,000)	(506,000)
Expense relating to share-based compensation, net	—	823,000
Amortization of deferred financing costs	179,000	440,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,848,000	(1,006,000)
Deferred costs and other assets, net	(675,000)	3,659,000
Accounts payable, accrued expenses, and other liabilities	613,000	23,780,000
Net cash provided by operating activities	5,806,000	16,082,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(2,069,000)	(16,932,000)
Net proceeds from sales of real estate	—	31,866,000
Contributions to unconsolidated joint venture	—	(155,000)
Net cash (used in) provided by investing activities	(2,069,000)	14,779,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	—	(29,000,000)
Advances under revolving credit facility	—	4,000,000
Mortgage repayments	—	(571,000)
Payments of deferred financing costs	—	(6,000)
Noncontrolling interests:
Distributions to limited partners	—	(5,000)
Acquisition of joint venture minority interest share	—	(1,000,000)
Preferred stock dividends	(5,376,000)	(5,376,000)
Distributions to common shareholders	—	(900,000)
Net cash used in financing activities	(5,376,000)	(32,858,000)

Net decrease in cash, cash equivalents and restricted cash	(1,639,000)	(1,997,000)
Cash, cash equivalents and restricted cash at beginning of period	13,463,000	3,269,000
Cash, cash equivalents and restricted cash at end of period	$11,824,000	$1,272,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,291,000	$1,042,000
Restricted cash	10,533,000	230,000
Cash, cash equivalents and restricted cash	$11,824,000	$1,272,000

See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At June 30, 2023, the Company owned a portfolio of 19 operating properties.

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2023, the Company owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership and is a wholly-owned subsidiary of WHLR (as defined herein).

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Asset Sale and Merger

On March 2, 2022, the Company entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the “Asset Purchase Agreement”) with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the “Grocery-Anchored Purchasers”) for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the “Grocery-Anchored Portfolio Sale”). In addition, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Wheeler Real Estate Investment Trust, Inc. (“WHLR”) and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR acquired the balance of the Company’s shopping center assets by way of an all-cash merger transaction (the “Merger”).

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

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

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

Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2023	2022
Supplemental disclosure of cash activities:
Cash paid for interest	$3,585,000	$9,419,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	—	1,035,000
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	(1,028,000)	3,764,000

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been recently issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Note 3. Real Estate

A significant portion of the Company's land, buildings and improvements serve as collateral for the Company's term loans. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.

Real Estate Held for Sale

As of June 30, 2023, an outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey has been classified as “real estate held for sale” in the accompanying condensed consolidated balance sheet.

Real estate held for sale consists of the following:

	June 30,	December 31,
	2023	2022
Real estate held for sale	$113,000	$—
Receivables, net	—	—
Deferred costs and other assets, net	—	—
Total real estate held for sale	$113,000	$—

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Discontinued Operations

On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. The Grocery-Anchored Portfolio Sale represented a strategic shift and had a material effect on the Company’s operations and financial results, and, therefore, the Company determined that it was deemed a discontinued operation. Accordingly, the portfolio of 33 grocery-anchored shopping centers were classified as held for sale and the results of their operations were classified as discontinued operations in 2022. The following is a summary of loss from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES
Rental revenues	$—	$20,824,000	$—	$42,472,000
Other revenues	—	102,000	—	157,000
Total revenues	—	20,926,000	—	42,629,000
EXPENSES
Operating, maintenance and management	—	4,386,000	—	9,236,000
Real estate and other property-related taxes	—	3,278,000	—	6,534,000
Corporate general and administrative	—	91,000	—	151,000
Depreciation and amortization	—	3,964,000	—	9,726,000
Total expenses	—	11,719,000	—	25,647,000

OPERATING INCOME	—	9,207,000	—	16,982,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	—	(1,509,000)	—	(3,036,000)
Total non-operating income and expenses	—	(1,509,000)	—	(3,036,000)

INCOME FROM DISCONTINUED OPERATIONS	—	7,698,000	—	13,946,000

Impairment charges	—	(16,119,000)	—	(16,630,000)

TOTAL LOSS FROM DISCONTINUED OPERATIONS	$—	$(8,421,000)	$—	$(2,684,000)

Net cash provided by operations from discontinued operations was $0.0 million and $25.4 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities from discontinued operations was $0.0 million and $16.0 million for the six months ended June 30, 2023 and 2022, respectively.

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $131.1 million and $131.8 million, respectively, and the carrying value of such loans, was $131.6 million and $131.5 million, respectively.

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

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

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

Note 5. Loans Payable

Debt obligations are composed of the following at June 30, 2023 and collateralized by 12 properties:

		June 30, 2023
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted average
Fixed-rate:
Term loan	Nov 2032	$110,000,000	5.3%
Term loan	Jan 2033	25,000,000	6.4%
		135,000,000	5.5%
Unamortized issuance costs		(3,445,000)
		$131,555,000

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

The following presents the effect of the Company’s qualifying interest rate swaps on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	(Loss) recognized in other
	comprehensive income
	reclassified into earnings (effective portion)
	Three months ended June 30,		Six months ended June 30,
Classification	2023	2022	2023	2022
Continuing Operations	$—	$(958,000)	$—	$(2,320,000)

Note 6. Commitments and Contingencies

Lease Commitments

The Company is the lessee under ground lease agreements. The executive office lease agreement was terminated in 2022. As of June 30, 2023, the Company’s weighted average remaining lease term is approximately 48.3 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 8.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Litigation

The Company is involved in various legal proceedings in the ordinary course of its business, including, but not limited to commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

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

On May 6, 2022, the Plaintiffs in Sydney filed a motion for a preliminary injunction. Also on May, 6, 2022, a purported holder of the Company’s outstanding preferred stock filed a separate putative class action complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. On May 11, 2022, the Company, the former Board of Directors of the Company and WHLR removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney Plaintiffs’ motion for preliminary injunction be held on June 22, 2022. On June 2, 2022, the Plaintiffs in Kim also filed a motion for a preliminary injunction. The court consolidated the motions for preliminary injunction.

On June 23, 2022, following a hearing, the court issued an order denying both motions for preliminary injunction, holding that the Plaintiffs in both cases were unlikely to succeed on the merits and that Plaintiffs had not established that they would suffer irreparable harm if the injunction was denied.

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss, without leave to amend, and denying Plaintiffs’ motion to certify a question of law to the Maryland Supreme Court. The decision becomes final unless Plaintiffs seek reconsideration within 14 days or file an appeal within 30 days.

On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the former Board of Directors are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, Defendants requested permission to file a motion to dismiss, and Plaintiff responded opposing Defendants’ request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants served their motion to dismiss on December 23, 2022, which Plaintiff opposed on January 27, 2023. Defendants filed a reply brief on the motion to dismiss on February 17, 2023. At this juncture, the outcome of the litigation is uncertain.

On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against the Company, the Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other relief, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court. On April 24, 2023, the federal court granted Plaintiff’s motion to remand the case to the Nassau County Supreme Court. Defendants have sought leave from the appellate court for permission to appeal the remand decision. Defendants have filed motions in the Nassau County action to dismiss or stay the case based both on the pendency of the lawsuit in Maryland in which the same claims were asserted by other preferred stockholders and on the merits. Plaintiff has opposed the motions. The court has set a hearing on the motions for August 23, 2023. At this juncture, the outcome of the litigation is uncertain.

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2023		December 31, 2022
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Common stock	$—	$—	$—	$0.066
7.25% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906
6.50% Series C Preferred Stock	$0.406	$0.406	$0.813	$0.813

On July 20, 2023, the Company’s Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on August 21, 2023 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on August 10, 2023.

Note 8. Revenues

Rental revenues for the three and six months ended June 30, 2023 and 2022, respectively, are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Base rents	$5,951,000	$6,197,000	$11,786,000	$12,482,000
Expense recoveries - variable lease revenue	1,654,000	2,258,000	3,915,000	4,255,000
Percentage rent - variable lease revenue	117,000	143,000	285,000	266,000
Straight-line rents	271,000	(35,000)	461,000	(45,000)
Above (below) market lease amortization, net	105,000	161,000	128,000	322,000
	8,098,000	8,724,000	16,575,000	17,280,000
Credit adjustments on operating lease receivables	155,000	(431,000)	319,000	(472,000)
Total rental revenues	$8,253,000	$8,293,000	$16,894,000	$16,808,000

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

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expense relating to share/unit grants	$—	$293,000	$—	$877,000
Amounts capitalized	—	(12,000)	—	(54,000)
Total charged to operations	$—	$281,000	$—	$823,000

On August 22, 2022, due to a change in control of the Company in connection with the Transactions, all share-based compensation outstanding at that time fully vested, including the Company’s then-President and CEO's restricted stock units. At June 30, 2023, there were no shares available for grants pursuant to the 2017 Plan since this plan was terminated in connection with the Merger.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and six months ended June 30, 2023, the Company had 0.0 million of weighted average unvested restricted shares outstanding that were participating securities. For the three and six months ended June 30, 2022, the Company had 0.3 million of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net loss from continuing operations	$(1,067,000)	$(34,342,000)	$(1,053,000)	$(41,155,000)
Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)
Net loss attributable to noncontrolling interests	—	143,000	—	185,000
Net loss allocated to unvested shares	—	(18,000)	—	(41,000)
Loss from continuing operations, net of noncontrolling interest, attributable to vested common shares	(3,755,000)	(36,905,000)	(6,429,000)	(46,387,000)
Loss from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	(8,388,000)	—	(2,673,000)
Net loss attributable to vested common shares	$(3,755,000)	$(45,293,000)	$(6,429,000)	$(49,060,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,718,000	13,288,000	13,718,000	13,287,000
Net loss per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.27)	$(2.78)	$(0.47)	$(3.49)
Discontinued operations	—	(0.63)	—	(0.20)
	$(0.27)	$(3.41)	$(0.47)	$(3.69)

Cedar Realty Trust, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and six months ended June 30, 2022, no restricted stock units would have been issuable under the Company’s then-President and CEO market performance-based equity award had the measurement period ended on June 30, 2022, and therefore this market performance-based equity award had no impact in calculating diluted EPS for this period. For the three and six months ended June 30, 2023, there were no market performance-based equity awards issued or outstanding. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding was 0 for the three and six months ended June 30, 2023 and 65,000 and 73,000 for the three and six months ended June 30, 2022, respectively.

Note 11. Related Party Transactions

With the completion of the Company's merger with WHLR, the Company became a wholly-owned subsidiary of WHLR. WHLR performs property management and leasing services for the Company. During the three and six months ended June 30, 2023, the Company paid WHLR $0.0 million and $0.4 million, respectively, for these services. The Operating Partnership and WHLR’s operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). The related party amounts due to WHLR as of June 30, 2023 and December 31, 2022 are comprised of:

	June 30,	December 31,
	2023	2022
2022 financings and real estate taxes	$7,166,000	$7,166,000
Management fees	533,000	110,000
Leasing commissions	418,000	85,000
Cost Sharing Agreement allocations (a)	322,000	—
Other	117,000	(33,000)
Total	$8,556,000	$7,328,000
(a)
Includes allocations for executive compensation and directors' liability insurance. In 2022, WHLR did not make any allocations to the Company for these services due to certain limitations set forth in the Cost Sharing Agreement.

Note 12. Subsequent Events

On July 11, 2023, the Company sold an outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey for $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At June 30, 2023, the Company owned a portfolio of 19 operating properties. Upon completion of the Merger in 2022, the Company became a wholly-owned subsidiary of WHLR.

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

Results of Operations

Comparison of three months ended June 30, 2023 to June 30, 2022

	Three months ended June 30,		Change
	2023	2022	Dollars	Percent
Revenues	$8,284,000	$8,430,000	$(146,000)	-1.7%
Property operating expenses	(3,133,000)	(3,471,000)	338,000	-9.7%
Property operating income	5,151,000	4,959,000	192,000
Corporate general and administrative	(958,000)	(2,862,000)	1,904,000	-66.5%
Depreciation and amortization	(3,309,000)	(2,850,000)	(459,000)	16.1%
Impairment charges	—	(2,000)	2,000	n/a
Transaction costs	—	(30,457,000)	30,457,000	n/a
Interest expense, net	(1,951,000)	(3,130,000)	1,179,000	-37.7%
Income (loss) from continuing operations	(1,067,000)	(34,342,000)	33,275,000
Discontinued operations:
Income from operations	—	7,698,000	(7,698,000)	-100.0%
Impairment charges	—	(16,119,000)	16,119,000	n/a
Net income (loss)	(1,067,000)	(42,763,000)	41,696,000
Net loss attributable to noncontrolling interests	—	176,000	(176,000)	n/a
Net income (loss) attributable to Cedar Realty Trust, Inc.	$(1,067,000)	$(42,587,000)	$41,520,000

Revenues were lower as a result of (1) a decrease of $0.4 million in rental revenues, expense recoveries and other income attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations, partially offset by (2) an increase of $0.2 million in rental revenues and expense recoveries attributable to same center properties.

Property operating expenses were lower as a result of (1) a decrease of $0.2 million in property operating expenses attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations and (2) a decrease of $0.1 million in property operating expenses attributable to same center properties.

Corporate general and administrative costs were lower primarily as a result of (1) a decrease of $1.3 million in payroll related costs and (2) a decrease in other corporate general and administrative costs of $0.8 million, both which are predominantly related to the completion of the Grocery-Anchored Portfolio Sale and the Merger, partially offset by (3) an increase of $0.2 million in professional fees.

Depreciation and amortization expenses were higher primarily as a result of an increase of $0.5 million attributable to same center properties.

Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Merger.

Interest expense, net was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $2.0 million, (2) a decrease in amortization expense of deferred financing costs of $0.1 million, partially offset by (3) a decrease in capitalized interest of $0.3 million and (4) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.6 million.

Discontinued operations for 2022 includes the results of operations and impairments for properties treated as discontinued operations, which include the Grocery-Anchored Portfolio Sale, and the East River Park and Senator Park redevelopments.

Comparison of six months ended June 30, 2023 to June 30, 2022

	Six months ended June 30,		Change
	2023	2022	Dollars	Percent
Revenues	$17,207,000	$17,146,000	$61,000	0.4%
Property operating expenses	(6,933,000)	(6,949,000)	16,000	-0.2%
Property operating income	10,274,000	10,197,000	77,000
Corporate general and administrative	(1,670,000)	(5,773,000)	4,103,000	-71.1%
Depreciation and amortization	(5,802,000)	(5,351,000)	(451,000)	8.4%
Impairment charges	—	(199,000)	199,000	n/a
Transaction costs	—	(34,192,000)	34,192,000	n/a
Interest expense, net	(3,855,000)	(5,837,000)	1,982,000	-34.0%
Loss from continuing operations	(1,053,000)	(41,155,000)	40,102,000
Discontinued operations:
Income from operations	—	13,946,000	(13,946,000)	-100.0%
Impairment charges	—	(16,630,000)	16,630,000	n/a
Net income (loss)	(1,053,000)	(43,839,000)	42,786,000
Net income attributable to noncontrolling interests	—	196,000	(196,000)	n/a
Net income (loss) attributable to Cedar Realty Trust, Inc.	$(1,053,000)	$(43,643,000)	$42,590,000

Revenues were higher as a result of (1) an increase of $1.0 million in rental revenues and expense recoveries attributable to same center properties, partially offset by (2) a decrease of $0.9 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations.

Property operating expenses were lower as a result of (1) a decrease of $0.6 million in property operating expenses attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations, partially offset by (2) an increase of $0.6 million in property operating expenses attributable to same center properties.

Corporate general and administrative costs were lower primarily as a result of (1) a decrease of $2.6 million in payroll related costs and (2) a decrease in other corporate general and administrative costs of $1.7 million, both which are predominantly related to the completion of the Grocery-Anchored Portfolio Sale and the Merger, partially offset by (3) an increase of $0.2 million in professional fees.

Depreciation and amortization expenses were higher primarily as a result of an increase of $0.5 million attributable to same center properties.

Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania.

Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Merger.

Interest expense, net was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $4.1 million, (2) a decrease in amortization expense of deferred financing costs of $0.2 million, partially offset by (3) a decrease in capitalized interest of $1.0 million and (4) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $1.3 million.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income (loss):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating income (loss)	$884,000	$(31,212,000)	$2,802,000	$(35,318,000)
Add (deduct):
Corporate general and administrative	958,000	2,862,000	1,670,000	5,773,000
Transaction costs	—	30,457,000	—	34,192,000
Impairment charges	—	2,000	—	199,000
Depreciation and amortization	3,309,000	2,850,000	5,802,000	5,351,000
Straight-line rents	(271,000)	35,000	(461,000)	45,000
Above (below) market lease amortization, net	(105,000)	(161,000)	(128,000)	(322,000)
Other non-property revenue	(76,000)	(109,000)	(121,000)	(308,000)
NOI related to properties not defined as same-property	133,000	(106,000)	(71,000)	(449,000)
Same-property NOI	$4,832,000	$4,618,000	$9,493,000	$9,163,000

Number of same properties	19	19	19	19
Same-property occupancy, end of period	84.5%	83.1%	84.5%	83.1%
Same-property leased, end of period	87.7%	83.3%	87.7%	83.3%
Same-property average base rent, end of period	$10.50	$10.53	$10.50	$10.53

Same-property NOI for the three and six months ended June 30, 2023 increased 4.6% and 3.6%, respectively, compared to the same periods in the prior year.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three and six months ended June 30, 2023 for the 19-property portfolio:

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Renewals (a):
Leases renewed with rate increase (sq feet)	13,580	69,751
Leases renewed with rate decrease (sq feet)	—	—
Leases renewed with no rate change (sq feet)	5,643	7,643
Total leases renewed (sq feet)	19,223	77,394

Leases renewed with rate increase (count)	3	8
Leases renewed with rate decrease (count)	—	—
Leases renewed with no rate change (count)	2	3
Total leases renewed (count)	5	11

Option exercised (count)	1	3

Weighted average on rate increases (per sq foot)	$1.41	$0.61
Weighted average on rate decreases (per sq foot)	$—	$—
Weighted average on all renewals (per sq foot)	$1.00	$0.55

Weighted average change over prior rates	6.55%	4.82%

New Leases (a) (b):
New leases (sq feet)	26,265	68,665
New leases (count)	3	6
Weighted average rate (per sq foot)	$13.69	$13.30

(a)
Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)
The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Liquidity and Capital Resources

The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations and the $10.5 million in restricted cash as of June 30, 2023. The Company does not have any scheduled debt maturities for the twelve months ending June 30, 2024. The Company is working to increase revenue by improving occupancy which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid preferred stock dividends through the second quarter of 2023 and has continued to declare preferred stock dividends through the third quarter of 2023. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	Six months ended June 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$5,806,000	$16,082,000
Investing activities	$(2,069,000)	$14,779,000
Financing activities	$(5,376,000)	$(32,858,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.0 million for the six months ended June 30, 2023 and $(10.4) million for the six months ended June 30, 2022. The increase was a result of the completion of the Grocery-Anchored Portfolio Sale and completion of the Company's merger with WHLR in 2022.

Investing Activities

Net cash flows (used in) provided by investing activities were primarily the result of the Company's property disposition activities and expenditures for property improvements. During the six months ended June 30, 2023, the Company incurred $(2.1) million of expenditures for property improvements. During the six months ended June 30, 2022, the Company incurred expenditures of $(16.9) million for property improvements, $(0.2) million relating to contributions to the Company's unconsolidated joint venture and received $31.9 million in proceeds due from the sale of Riverview Plaza.

Financing Activities

During the six months ended June 30, 2023, the Company had $(5.4) million of preferred stock distributions. During the six months ended June 30, 2022, the Company had net repayments of $(25.0) million under the revolving credit facility, $(6.3) million of preferred and common stock distributions, the purchase of a minority interest in a joint venture for $(1.0) million and $(0.6) million of mortgage repayments.

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

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance, such as non-capitalized acquisition pursuit costs, amounts relating to early extinguishment of debt and preferred stock redemption costs, management transition costs and certain redevelopment costs. The Company believes Operating FFO further assists investors in comparing the Company’s performance across reporting periods on a consistent basis by excluding such items.

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

A reconciliation of net loss attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(3,755,000)	$(45,275,000)	$(6,429,000)	$(49,019,000)
Real estate depreciation and amortization	3,309,000	6,809,000	5,802,000	15,066,000
Limited partners' interest	—	(176,000)	—	(196,000)
Impairment charges	—	16,121,000	—	16,829,000
FFO applicable to diluted common shares	(446,000)	(22,521,000)	(627,000)	(17,320,000)
Transaction costs (a)	—	30,457,000	—	34,192,000
Operating FFO applicable to diluted common shares	$(446,000)	$7,936,000	$(627,000)	$16,872,000

FFO per diluted common share	$(0.03)	$(1.64)	$(0.05)	$(1.25)
Operating FFO per diluted common share	$(0.03)	$0.58	$(0.05)	$1.22
Weighted average number of diluted common shares (b):
Common shares and equivalents	13,718,000	13,703,000	13,718,000	13,728,000
OP Units	—	65,000	—	73,000
	13,718,000	13,768,000	13,718,000	13,801,000

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

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2023, and have concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

August 8, 2023