Form 10-Q
period 2023-09-30
CEDAR REALTY TRUST, INC.
filed 2023-11-07
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
COMMISSION FILE NUMBER: 001-31817
_______________________________________________
CEDAR REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

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
_______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements
Certain statements made in this Quarterly Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the ability of the Company to successfully integrate its business with Wheeler Real Estate Investment Trust, Inc.; (ii) the risk that shareholder litigation in connection with the Transactions (as defined herein) may result in significant costs of defense, indemnification and liability; (iii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iv) the loss or bankruptcy of the Company’s tenants; (v) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration; (vi) the Company’s ability to re-lease its properties on the same or better terms in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant; (vii) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (viii) the impact of the Company's leverage on operating performance; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally; (xi) competitive risks; (xii) risks related to the geographic concentration of the Company’s properties in the Northeast; (xiii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiv) the risk that the Company’s insurance coverage may not be sufficient to fully cover its losses; (xv) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xvi) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other documents that the Company files with the Securities and Exchange Commission (the “SEC”) from time to time.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company’s actual results and may be beyond the Company’s control. New factors emerge from time to time, and it is not possible for the Company’s management to predict all such factors or to assess the effects of each factor on the Company’s business. Accordingly, there can be no assurance that the Company’s current expectations will be realized. You should carefully consider the risks and uncertainties described in this Quarterly Report on Form 10-Q as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Real estate:
Land	$69,085,000	$69,111,000
Buildings and improvements	296,022,000	294,999,000
	365,107,000	364,110,000
Less accumulated depreciation	(164,369,000)	(157,468,000)
Real estate, net	200,738,000	206,642,000

Cash and cash equivalents	8,606,000	3,899,000
Restricted cash	10,029,000	9,564,000
Receivables, net	5,715,000	6,135,000
Deferred costs and other assets, net	9,756,000	7,924,000
TOTAL ASSETS	$234,844,000	$234,164,000

LIABILITIES AND EQUITY
Loans payable, net	$140,384,000	$131,462,000
Accounts payable, accrued expenses, and other liabilities	7,300,000	10,094,000
Due to Wheeler Real Estate Investment Trust, Inc.	8,386,000	7,328,000
Below market lease intangibles, net	2,759,000	3,078,000
Total liabilities	158,829,000	151,962,000

Commitments and contingencies	—	—

Equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,323,000	868,323,000
Cumulative distributions in excess of net income	(952,672,000)	(946,485,000)
Total equity	76,015,000	82,202,000
TOTAL LIABILITIES AND EQUITY	$234,844,000	$234,164,000
See accompanying notes to condensed consolidated financial statement

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUES
Rental revenues	$8,340,000	$7,522,000	$25,234,000	$24,329,000
Other revenues	280,000	288,000	593,000	626,000
Total revenues	8,620,000	7,810,000	25,827,000	24,955,000
EXPENSES
Operating, maintenance and management	1,506,000	2,080,000	5,646,000	6,260,000
Real estate and other property-related taxes	1,417,000	1,557,000	4,210,000	4,325,000
Corporate general and administrative	679,000	3,875,000	2,349,000	9,648,000
Depreciation and amortization	2,738,000	4,010,000	8,540,000	9,361,000
Total expenses	6,340,000	11,522,000	20,745,000	29,594,000

OTHER
Gain on sale	2,662,000	—	2,662,000	—
Transaction costs	—	(23,971,000)	—	(58,163,000)
Impairment charges	—	(9,151,000)	—	(9,350,000)
Total other	2,662,000	(33,122,000)	2,662,000	(67,513,000)

OPERATING INCOME (LOSS)	4,942,000	(36,834,000)	7,744,000	(72,152,000)

NON-OPERATING INCOME AND EXPENSES
Interest (expense) income, net	(2,012,000)	615,000	(5,867,000)	(5,222,000)
Total non-operating income and expenses	(2,012,000)	615,000	(5,867,000)	(5,222,000)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,930,000	(36,219,000)	1,877,000	(77,374,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	356,000	—	14,302,000
Impairment charges	—	—	—	(16,629,000)
Gain on sales	—	125,500,000	—	125,500,000
Total income from discontinued operations	—	125,856,000	—	123,173,000

NET INCOME	2,930,000	89,637,000	1,877,000	45,799,000

Net income attributable to noncontrolling interests:
Limited partners' interest in Operating Partnership	—	(328,000)	—	(132,000)
Total net income attributable to noncontrolling interests	—	(328,000)	—	(132,000)

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	2,930,000	89,309,000	1,877,000	45,667,000

Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$242,000	$86,621,000	$(6,187,000)	$37,603,000

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$0.02	$(2.87)	$(0.45)	$(6.37)
Discontinued operations	—	9.29	—	9.19
	$0.02	$6.42	$(0.45)	$2.82

Weighted average number of common shares - basic and diluted	13,718,000	13,494,000	13,718,000	13,357,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income	$2,930,000	$89,637,000	$1,877,000	$45,799,000

Unrealized (loss) gain on change in fair value of cash flow hedges	—	(3,131,000)	—	8,321,000

Comprehensive income	2,930,000	86,506,000	1,877,000	54,120,000

Comprehensive income attributable to noncontrolling interests	—	(332,000)	—	(195,000)

Comprehensive income attributable to Cedar Realty Trust, Inc.	$2,930,000	$86,174,000	$1,877,000	$53,925,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2023
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(946,485,000)	$82,202,000
Net income	—	—	—	—	—	14,000	14,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2023	6,450,000	159,541,000	13,718,000	823,000	868,323,000	(949,159,000)	79,528,000
Net (loss)	—	—	—	—	—	(1,067,000)	(1,067,000)
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, June 30, 2023	6,450,000	159,541,000	13,718,000	823,000	868,323,000	(952,914,000)	75,773,000
Net income	—	—	—	—	—	2,930,000	2,930,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, September 30, 2023	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(952,672,000)	$76,015,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2022
(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock		Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	6,450,000	$159,541,000	13,658,000	$820,000	$(13,266,000)	$881,009,000	$(582,464,000)	$(8,258,000)	$437,382,000
Net (loss)	—	—	—	—	—	—	(1,056,000)	—	(1,056,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	8,289,000	8,289,000
Share-based compensation, net	—	—	(21,000)	(1,000)	2,459,000	(2,498,000)	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(900,000)	—	(900,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(4,000)	—	—	(4,000)
Balance, March 31, 2022	6,450,000	159,541,000	13,637,000	819,000	(10,807,000)	878,508,000	(587,108,000)	31,000	440,984,000
Net (loss)	—	—	—	—	—	—	(42,587,000)	—	(42,587,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	3,104,000	3,104,000
Share-based compensation, net	—	—	(79,000)	(5,000)	47,000	245,000	—	—	287,000
Purchase of OP Units	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Acquisition of minority interests	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	228,000	—	—	228,000
Balance, June 30, 2022	6,450,000	159,541,000	13,558,000	814,000	(10,760,000)	877,981,000	(632,383,000)	3,135,000	398,328,000
Net income	—	—	—	—	—	—	89,309,000	—	89,309,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(3,135,000)	(3,135,000)
Share-based compensation, net	—	—	(3,000)	—	10,760,000	(10,047,000)	—	—	713,000
Common stock offering	—	—	13,718,000	823,000	—	(823,000)	—	—	—
Common stock repurchases	—	—	(13,669,000)	(821,000)	—	821,000	—	—	—
Common stock issuance	—	—	114,000	7,000	—	(7,000)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(396,400,000)	—	(396,400,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	398,000	—	—	398,000
Balance, September 30, 2022	6,450,000	$159,541,000	13,718,000	$823,000	$—	$868,323,000	$(942,162,000)	$—	$86,525,000

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2022
Continued
(unaudited)

	Noncontrolling Interests
	Minority interest in consolidated joint ventures	Limited partners' interest in Operating Partnership	Total	Total Equity
Balance, December 31, 2021	$—	$2,586,000	$2,586,000	$439,968,000
Net (loss)	—	(20,000)	(20,000)	(1,076,000)
Unrealized gain on change in fair value of cash flow hedges	—	49,000	49,000	8,338,000
Share-based compensation, net	—	—	—	(40,000)
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(905,000)
Reallocation adjustment of limited partners' interest	—	4,000	4,000	—
Balance, March 31, 2022	—	2,614,000	2,614,000	443,598,000
Net (loss)	—	(176,000)	(176,000)	(42,763,000)
Unrealized gain on change in fair value of cash flow hedges	—	10,000	10,000	3,114,000
Share-based compensation, net	—	—	—	287,000
Purchase of OP Units	—	(726,000)	(726,000)	(726,000)
Preferred stock dividends	—	—	—	(2,688,000)
Acquisition of minority interests	—	—	—	(1,000,000)
Reallocation adjustment of limited partners' interest	—	(228,000)	(228,000)	—
Balance, June 30, 2022	—	1,494,000	1,494,000	399,822,000
Net income	—	328,000	328,000	89,637,000
Unrealized (loss) on change in fair value of cash flow hedges	—	4,000	4,000	(3,131,000)
Share-based compensation, net	—	—	—	713,000
Common stock offering	—	—	—	—
Common stock repurchases	—	—	—	—
Common stock issuance	—	—	—	—
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(1,428,000)	(1,428,000)	(397,828,000)
Reallocation adjustment of limited partners' interest	—	(398,000)	(398,000)	—
Balance, September 30, 2022	$—	$—	$—	$86,525,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$1,877,000	$45,799,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(2,662,000)	(125,500,000)
Impairment charges	—	25,979,000
Straight-line rents and expenses, net	(665,000)	(376,000)
Credit adjustments on operating lease receivables	(504,000)	1,070,000
Depreciation and amortization	8,540,000	19,088,000
Above (below) market lease amortization, net	(233,000)	(595,000)
Expense relating to share-based compensation, net	—	1,608,000
Amortization of deferred financing costs	276,000	2,679,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,588,000	(15,232,000)
Deferred costs and other assets, net	(2,630,000)	(6,007,000)
Accounts payable, accrued expenses, and other liabilities	(662,000)	29,063,000
Net cash provided by (used in) operating activities	4,925,000	(22,424,000)

INVESTING ACTIVITIES
Expenditures for real estate improvements	(3,094,000)	(21,693,000)
Net proceeds from sales of real estate	2,759,000	699,337,000
Contributions to unconsolidated joint venture	—	(155,000)
Net cash (used in) provided by investing activities	(335,000)	677,489,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	—	(70,000,000)
Advances under revolving credit facility	—	4,000,000
Repayment of term note	—	(300,000,000)
Proceeds (termination payment) related to interest rate swap	—	3,400,000
Mortgage proceeds	9,060,000	130,000,000
Mortgage repayments	—	(664,000)
Payments of deferred financing costs	(414,000)	(3,807,000)
Noncontrolling interests:
Distributions to limited partners	—	(467,000)
Acquisition of joint venture minority interest share	—	(1,000,000)
Redemption of OP units	—	(966,000)
Preferred stock dividends	(8,064,000)	(8,064,000)
Distributions to common shareholders	—	(397,300,000)
Net cash provided by (used in) financing activities	582,000	(644,868,000)

Net increase in cash, cash equivalents and restricted cash	5,172,000	10,197,000
Cash, cash equivalents and restricted cash at beginning of period	13,463,000	3,269,000
Cash, cash equivalents and restricted cash at end of period	$18,635,000	$13,466,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$8,606,000	$2,062,000
Restricted cash	10,029,000	11,404,000
Cash, cash equivalents and restricted cash	$18,635,000	$13,466,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At September 30, 2023, the Company owned a portfolio of 19 operating properties.
Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2023, the Company owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership and is a wholly-owned subsidiary of WHLR (as defined herein).
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
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation/Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2023	2022
Supplemental disclosure of cash activities:
Cash paid for interest	$5,467,000	$12,273,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	—	1,035,000
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	407,000	641,000
Payoff of mortgages through mortgage assumptions	—	157,925,000
Recently Issued and Adopted Accounting Pronouncements
Accounting standards that have been recently issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.
Note 3. Real Estate
A significant portion of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
Dispositions
On July 11, 2023, the Company sold an outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey for $3.0 million, resulting in a $2.7 million gain, which is included in operating income in the accompanying condensed consolidated statements of operations.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
33 grocery-anchored shopping centers were classified as held for sale and the results of their operations were classified as discontinued operations in 2022. The following is a summary of income from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUES
Rental revenues	$—	$1,340,000	$—	$44,130,000
Other revenues	—	26,000	—	184,000
Total revenues	—	1,366,000	—	44,314,000
EXPENSES
Operating, maintenance and management	—	321,000	—	9,557,000
Real estate and other property-related taxes	—	216,000	—	6,750,000
Corporate general and administrative	—	—	—	468,000
Depreciation and amortization	—	—	—	9,726,000
Total expenses	—	537,000	—	26,501,000

OPERATING INCOME	—	829,000	—	17,813,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	—	(473,000)	—	(3,511,000)
Total non-operating income and expenses	—	(473,000)	—	(3,511,000)

INCOME FROM DISCONTINUED OPERATIONS	—	356,000	—	14,302,000

Impairment charges	—	—	—	(16,629,000)
Gain on sales	—	125,500,000	—	125,500,000

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$—	$125,856,000	$—	$123,173,000
Net cash provided by operating activities from discontinued operations was $0.0 million and $25.9 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by investing activities from discontinued operations was $0.0 million and $651.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $138.3 million and $131.8 million, respectively, and the carrying value of such loans, was $140.4 million and $131.5 million, respectively.
Nonfinancial assets and liabilities measured at fair value in the condensed consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs, which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.
Note 5. Loans Payable
Debt obligations are composed of the following at September 30, 2023 and collateralized by 13 properties:

		September 30, 2023
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	$9,060,000	7.3%
Guggenheim (a)	Nov 2032	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		144,060,000	5.6%
Unamortized issuance costs		(3,676,000)
		$140,384,000
(a)Collateralized by 10 properties.
Timpany Plaza Loan Agreement
On September 12, 2023, the Company entered into a term loan agreement with Cornerstone Bank for $11.56 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months (the "Timpany Plaza Loan Agreement"). Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.06 million of the $11.56 million and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.
Scheduled Principal Payments
Scheduled principal payments on secured term loans at September 30, 2023, due on various dates from 2024 to 2033, are as follows:

For the three months ending December 31, 2023	$—
December 31, 2024	74,000
December 31, 2025	306,000
December 31, 2026	329,000
December 31, 2027	481,000
December 31, 2028	9,456,000
Thereafter	133,414,000
$144,060,000
Derivative Financial Instruments
The interest rate swaps were terminated as part of the Grocery-Anchored Portfolio Sale. Charges and/or credits relating to the changes in the fair value of the interest rate swaps were made to accumulated other comprehensive loss, limited partners’ interest, or

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss were reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affected earnings.
The following presents the effect of the Company’s qualifying interest rate swaps on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	(Loss) recognized in other comprehensive income reclassified into earnings (effective portion)

	Three months ended September 30,		Nine months ended September 30,
Classification	2023	2022	2023	2022
Continuing Operations	$—	$—	$—	$(2,320,000)
Note 6. Commitments and Contingencies
Lease Commitments
The Company is the lessee under ground lease agreements. The executive office lease agreement was terminated in 2022. As of September 30, 2023, the Company’s weighted average remaining lease term is approximately 48.1 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 8.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.
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
By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss, without leave to amend, and denying Plaintiffs’ motion to certify a question of law to the Maryland Supreme Court. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905, docketed on August 30, 2023. The Court has set a briefing schedule. At this juncture, the outcome of the litigation remains uncertain.
On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the former Board of Directors are control persons under Section 20(a) of the Exchange Act. On September 25, 2023, the Court granted Defendants’ motion to dismiss the complaint with prejudice, and the time within which the Plaintiff could have appealed such decision has passed.
On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against the Company, the Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other relief, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court. On April 24, 2023, the federal court granted Plaintiff’s motion to remand the case to the Nassau County Supreme Court. Defendants sought and received leave from the federal appellate court for permission to appeal the remand decision. The appeal has been briefed and argued. In the interim, Defendants filed motions in the Nassau County action to dismiss or stay the case based both on the pendency of the lawsuit in Maryland in which the same claims were asserted by other preferred stockholders and on the merits. The motions have been fully briefed, including supplemental briefing on the impact of the Maryland decision. The court held a hearing on the motions on October 27, 2023, but has not yet issued a ruling thereon. At this juncture, the outcome of the litigation is uncertain.
Note 7. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company’s preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2023		December 31, 2022
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Common stock	$—	$19.520	$—	$19.586
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359
6.50% Series C Preferred Stock	$0.406	$0.406	$1.219	$1.219
On October 20, 2023, the Company’s Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 20, 2023 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on November 10, 2023.
On August 26, 2022, the Company paid merger consideration of $9.48 per share on shares of the Company's outstanding common stock.
Note 8. Revenues
Rental revenues for the three and nine months ended September 30, 2023 and 2022, respectively, are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Base rents	$6,003,000	$5,698,000	$17,789,000	$18,180,000
Expense recoveries - variable lease revenue	1,759,000	1,698,000	5,674,000	5,953,000
Percentage rent - variable lease revenue	85,000	71,000	369,000	337,000
Straight-line rents	203,000	3,000	665,000	(42,000)
Above (below) market lease amortization, net	105,000	90,000	233,000	411,000
	8,155,000	7,560,000	24,730,000	24,839,000
Credit adjustments on operating lease receivables	185,000	(38,000)	504,000	(510,000)
Total rental revenues	$8,340,000	$7,522,000	$25,234,000	$24,329,000
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
Note 9. Share-Based Compensation
The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expense relating to share/unit grants	$—	$785,000	$—	$1,662,000
Amounts capitalized	—	—	—	(54,000)
Total charged to operations	$—	$785,000	$—	$1,608,000
On August 22, 2022, due to a change in control of the Company in connection with the Transactions, all share-based compensation outstanding at that time fully vested, including the Company’s then-President and CEO's restricted stock units. At

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
September 30, 2023, there were no shares available for grants pursuant to the Company's 2017 Stock Incentive Plan since this plan was terminated in connection with the Merger.
Note 10. Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and nine months ended September 30, 2023, the Company had 0.0 million of weighted average unvested restricted shares outstanding that were participating securities. For the three and nine months ended September 30, 2022, the Company had 0.1 million and 0.3 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss) from continuing operations	$2,930,000	$(36,219,000)	$1,877,000	$(77,374,000)
Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)
Net loss attributable to noncontrolling interests	—	147,000	—	299,000
Net earnings allocated to unvested shares	—	17,000	—	58,000
Income (loss) from continuing operations, net of noncontrolling interest, attributable to vested common shares	242,000	(38,743,000)	(6,187,000)	(85,081,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	125,381,000	—	122,742,000
Net income (loss) attributable to vested common shares	$242,000	$86,638,000	$(6,187,000)	$37,661,000
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,718,000	13,494,000	13,718,000	13,357,000
Net income (loss) per common share attributable to common shareholders (basic and diluted):
Continuing operations	$0.02	$(2.87)	$(0.45)	$(6.37)
Discontinued operations	—	9.29	—	9.19
	$0.02	$6.42	$(0.45)	$2.82
Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and nine months ended September 30, 2022, no restricted stock units would have been issuable under the Company’s then-President and CEO's market performance-based equity award had the measurement period ended on September 30, 2022, and therefore this market performance-based equity award had no impact in calculating diluted EPS for this period. For the three and nine months ended September 30, 2023, there were no market performance-based equity awards issued or outstanding. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding was 0 for the three and nine months ended September 30, 2023 and 30,000 and 59,000 for the three and nine months ended September 30, 2022, respectively.
Note 11. Related Party Transactions
With the completion of the Company's merger with WHLR, the Company became a wholly-owned subsidiary of WHLR. WHLR performs property management and leasing services for the Company, pursuant to the Wheeler Real Estate Company Management Agreement. During the three and nine months ended September 30, 2023, the Company paid WHLR $0.7 million and

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(unaudited)
$1.1 million, respectively, for these services. During the three and nine months ended September 30, 2022, the Company paid WHLR $0.1 million for these services. The Operating Partnership and WHLR’s operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). The related party amounts due to WHLR as of September 30, 2023 and December 31, 2022 are comprised of:

	September 30,	December 31,
	2023	2022
2022 financings and real estate taxes	$7,166,000	$7,166,000
Management fees	220,000	110,000
Leasing commissions	555,000	85,000
Cost Sharing Agreement allocations (a)	424,000	—
Other	21,000	(33,000)
Total	$8,386,000	$7,328,000
(a)Includes allocations for executive compensation and directors' liability insurance. In 2022, WHLR did not make any allocations to the Company for these services due to certain limitations set forth in the Cost Sharing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results or other events may differ materially from those anticipated in these forward-looking statements due to various factors, including those discussed under the section entitled "Forward-Looking Statements."
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At September 30, 2023, the Company owned a portfolio of 19 operating properties. Upon completion of the Merger in 2022, the Company became a wholly-owned subsidiary of WHLR.
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
Significant Circumstances and Transactions
Real Estate
On July 11, 2023, the Company sold an outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey for $3.0 million, resulting in a $2.7 million gain, which is included in operating income in the accompanying condensed consolidated statements of operations.
Timpany Plaza Loan Agreement
On September 12, 2023, the Company entered into the Timpany Plaza Loan Agreement for $11.56 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months. Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.06 million of the $11.56 million and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.
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

Results of Operations
Comparison of three months ended September 30, 2023 to September 30, 2022

	Three months ended September 30,		Change
	2023	2022	Dollars	Percent
Revenues	$8,620,000	$7,810,000	$810,000	10.4%
Property operating expenses	(2,923,000)	(3,637,000)	714,000	-19.6%
Property operating income	5,697,000	4,173,000	1,524,000
Corporate general and administrative	(679,000)	(3,875,000)	3,196,000	-82.5%
Depreciation and amortization	(2,738,000)	(4,010,000)	1,272,000	-31.7%
Gain on sale	2,662,000	—	2,662,000	n/a
Impairment charges	—	(9,151,000)	9,151,000	n/a
Transaction costs	—	(23,971,000)	23,971,000	n/a
Interest (expense) income, net	(2,012,000)	615,000	(2,627,000)	-427.2%
Income (loss) from continuing operations	2,930,000	(36,219,000)	39,149,000
Discontinued operations:
Income from discontinued operations	—	356,000	(356,000)	-100.0%
Gain on sales	—	125,500,000	(125,500,000)	n/a
Net income	2,930,000	89,637,000	(86,707,000)
Net income attributable to noncontrolling interests	—	(328,000)	328,000	n/a
Net income attributable to Cedar Realty Trust, Inc.	$2,930,000	$89,309,000	$(86,379,000)
Revenues were higher as a result of (1) an increase of $1.0 million in rental revenues and expense recoveries attributable to same center properties, partially offset by (2) a decrease in other income of $0.2 million attributable to one-time transactions for properties that were sold in 2022.
Property operating expenses were lower as a result of (1) a decrease of $0.4 million in property operating expenses attributable to properties attributable to same center properties and (2) a decrease of $0.3 million attributable to one-time property operating expenses for properties that were sold in 2022.
Corporate general and administrative costs were lower primarily as a result of (1) a decrease of $2.1 million in payroll-related costs and (2) a decrease in other corporate general and administrative costs of $0.9 million, both of which are predominantly related to the completion of the Grocery-Anchored Portfolio Sale and the Merger.
Depreciation and amortization expenses were lower primarily as a result of a decrease of $1.2 million attributable to same center properties.
Gain on sale in 2023 relates to the sale of the outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey.
Impairment charges in 2022 relate to the Company's then-investment in an unconsolidated joint venture and then-note receivable associated with Senator Square located in Washington D.C, both of which assets were sold in the Grocery-Anchored Portfolio Sale.
Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Merger.
Interest expense, net was higher as a result of (1) the interest rate swaps termination gain in 2022 of $3.4 million, (2) an increase in the overall weighted average interest rate, which resulted in an increase in interest expense of $1.6 million, partially offset by (3) a decrease in amortization expense of deferred financing costs of $2.1 million and (4) a decrease in the overall weighted average principal balance, which resulted in a decrease in interest expense of $0.3 million.
Discontinued operations for 2022 includes the results of operations and impairments for properties treated as discontinued operations, which include the Grocery-Anchored Portfolio Sale, and the East River Park and Senator Park redevelopments.

Comparison of nine months ended September 30, 2023 to September 30, 2022

	Nine months ended September 30,		Change
	2023	2022	Dollars	Percent
Revenues	$25,827,000	$24,955,000	$872,000	3.5%
Property operating expenses	(9,856,000)	(10,585,000)	729,000	-6.9%
Property operating income	15,971,000	14,370,000	1,601,000
Corporate general and administrative	(2,349,000)	(9,648,000)	7,299,000	-75.7%
Depreciation and amortization	(8,540,000)	(9,361,000)	821,000	-8.8%
Gain on sale	2,662,000	—	2,662,000	n/a
Impairment charges	—	(9,350,000)	9,350,000	n/a
Transaction costs	—	(58,163,000)	58,163,000	n/a
Interest expense, net	(5,867,000)	(5,222,000)	(645,000)	12.4%
Income (loss) from continuing operations	1,877,000	(77,374,000)	79,251,000
Discontinued operations:
Income from discontinued operations	—	14,302,000	(14,302,000)	-100.0%
Impairment charges	—	(16,629,000)	16,629,000	n/a
Gain on sales	—	125,500,000	(125,500,000)	n/a
Net income	1,877,000	45,799,000	(43,922,000)
Net income attributable to noncontrolling interests	—	(132,000)	132,000	n/a
Net income attributable to Cedar Realty Trust, Inc.	$1,877,000	$45,667,000	$(43,790,000)
Revenues were higher as a result of (1) an increase of $2.0 million in rental revenues and expense recoveries attributable to same center properties, partially offset by (2) a decrease of $0.9 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations and (3) a decrease in other income of $0.3 million attributable to one-time transactions for properties that were sold in 2022.
Property operating expenses were lower as a result of (1) a decrease of $0.6 million in property operating expenses attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations, (2) a decrease of $0.3 million attributable to one-time property operating expenses for properties that were sold in 2022, partially offset by (3) an increase of $0.1 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were lower primarily as a result of (1) a decrease of $4.7 million in payroll-related costs, (2) a decrease in other corporate general and administrative costs of $2.6 million, and (3) a decrease of $0.2 million in accounting fees, all of which are predominantly related to the completion of the Grocery-Anchored Portfolio Sale and the Merger, partially offset by (4) an increase of $0.3 million in professional fees.
Depreciation and amortization expenses were lower primarily as a result of a decrease of $0.8 million attributable to same center properties.
Gain on sale in 2023 relates to the sale of the outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey.
Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania, which was sold that same year, and the Company's then-investment in an unconsolidated joint venture and then-note receivable associated with Senator Square located in Washington D.C, both of which assets were sold in the Grocery-Anchored Portfolio Sale.
Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Merger.
Interest expense, net was higher as a result of (1) an increase in the overall weighted average interest rate, which resulted in an increase in interest expense of $4.0 million, (2) the interest rate swaps termination gain in 2022 of $3.4 million, (3) a decrease in capitalized interest of $1.0 million, partially offset by (4) a decrease in amortization expense of deferred financing costs of $2.4 million and (5) a decrease in the overall weighted average principal balance, which resulted in a decrease in interest expense of $2.0 million.

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
The following table reconciles same-property NOI to the Company’s consolidated operating income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating income (loss)	$4,942,000	$(36,834,000)	$7,744,000	$(72,152,000)
Add (deduct):
Corporate general and administrative	679,000	3,875,000	2,349,000	9,648,000
Gain on sale	(2,662,000)	—	(2,662,000)	—
Transaction costs	—	23,971,000	—	58,163,000
Impairment charges	—	9,151,000	—	9,350,000
Depreciation and amortization	2,738,000	4,010,000	8,540,000	9,361,000
Straight-line rents	(203,000)	(3,000)	(665,000)	42,000
Above (below) market lease amortization, net	(105,000)	(90,000)	(233,000)	(411,000)
Other non-property revenue	(104,000)	11,000	(225,000)	38,000
NOI related to properties not defined as same-property	(4,000)	84,000	(75,000)	(365,000)
Same-property NOI	$5,281,000	$4,175,000	$14,773,000	$13,674,000

Number of same properties	19	19	19	19
Same-property occupancy, end of period	85.2%	82.6%	85.2%	82.6%
Same-property leased, end of period	88.7%	84.5%	88.7%	84.5%
Same-property average base rent, end of period	$10.57	$10.37	$10.57	$10.37
Same-property NOI for the three and nine months ended September 30, 2023 increased 26.5% and 8.0%, respectively, compared to the same periods in the prior year.

Leasing Activity
The following is a summary of the Company’s retail leasing activity during the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 for the 19-property portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023
Renewals (a):
Leases renewed with rate increase (sq feet)	50,999	42,971	120,750
Leases renewed with rate decrease (sq feet)	—	29,223	—
Leases renewed with no rate change (sq feet)	—	—	7,643
Total leases renewed (sq feet)	50,999	72,194	128,393

Leases renewed with rate increase (count)	9	8	17
Leases renewed with rate decrease (count)	—	2	—
Leases renewed with no rate change (count)	—	—	3
Total leases renewed (count)	9	10	20

Option exercised (count)	1	5	4

Weighted average on rate increases (per sq foot)	$1.51	$0.93	$0.99
Weighted average on rate decreases (per sq foot)	$—	$(0.28)	$—
Weighted average on all renewals (per sq foot)	$1.51	$0.44	$0.93

Weighted average change over prior rates	10.35%	3.67%	7.33%

New Leases (a) (b):
New leases (sq feet)	56,656	38,360	113,321
New leases (count)	8	5	14
Weighted average rate (per sq foot)	$12.42	$9.64	$12.58
(a)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations and the $10.0 million in restricted cash as of September 30, 2023. The Company does not have any scheduled debt maturities for the twelve months ending September 30, 2024. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income,” as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid preferred stock dividends through the second quarter of 2023 and has continued to declare preferred stock dividends through the third quarter of 2023. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	Nine months ended September 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$4,925,000	$(22,424,000)
Investing activities	$(335,000)	$677,489,000
Financing activities	$582,000	$(644,868,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $6.6 million for the nine months ended September 30, 2023. Net cash used in operating activities, before net changes in operating assets and liabilities, was $30.2 million for the nine months ended September 30, 2022. The increase was a result of the completion of the Grocery-Anchored Portfolio Sale and completion of the Merger.
Investing Activities
Net cash flows (used in) provided by investing activities were primarily the result of the Company's property disposition activities and expenditures for property improvements. During the nine months ended September 30, 2023, the Company incurred $3.1 million of expenditures for property improvements, which was partially offset by net proceeds received of $2.8 million from the sale of the outparcel building adjacent to Carll's Corner. During the nine months ended September 30, 2022, the Company received $667.4 million in proceeds from the Grocery-Anchored Portfolio Sale and $31.9 million in proceeds from the sale of Riverview Plaza, which was partially offset by $21.7 million of expenditures for property improvements.
Financing Activities
During the nine months ended September 30, 2023, the Company received $9.06 million of the proceeds of the $11.56 million Timpany Plaza Loan Agreement, which was partially offset by $8.1 million of preferred stock distributions and $0.4 million of deferred financing costs made by the Company. During the nine months ended September 30, 2022, the Company made $405.4 million of preferred and common stock distributions, a $300.0 million term loan payoff, net payments of $66.0 million under the then-revolving credit facility, payments of $3.8 million of debt financing costs, $1.4 million of distributions to limited partners, the purchase of a minority interest in a joint venture for $1.0 million and $0.7 million of mortgage repayments, which were partially offset by a $130 million term loan and a $3.4 million benefit as a result of interest rate swap terminations.
Funds From Operations
Funds From Operations (“FFO”) is a widely recognized supplemental non-GAAP measure utilized to evaluate the financial performance of a REIT. The Company presents FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit generally defines FFO as net income (determined in accordance with GAAP), excluding gains (losses) from sales of real estate properties, impairment write-downs on real estate properties directly attributable to decreases in the value of depreciable real estate, plus real estate-related depreciation and amortization, and adjustments for partnerships and joint ventures to reflect FFO on the same basis. The Company considers FFO to be an appropriate measure of its financial performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets.
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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$242,000	$86,621,000	$(6,187,000)	$37,603,000
Real estate depreciation and amortization	2,738,000	3,973,000	8,540,000	19,039,000
Limited partners' interest	—	328,000	—	132,000
Gain on sales	(2,662,000)	(125,500,000)	(2,662,000)	(125,500,000)
Impairment charges	—	9,151,000	—	25,979,000
FFO applicable to diluted common shares	318,000	(25,427,000)	(309,000)	(42,747,000)
Transaction costs (a)	—	23,971,000	—	58,163,000
Operating FFO applicable to diluted common shares	$318,000	$(1,456,000)	$(309,000)	$15,416,000

FFO per diluted common share	$0.02	$(1.85)	$(0.02)	$(3.10)
Operating FFO per diluted common share	$0.02	$(0.11)	$(0.02)	$1.12
Weighted average number of diluted common shares (b):
Common shares and equivalents	13,718,000	13,697,000	13,718,000	13,717,000
OP Units	—	30,000	—	59,000
	13,718,000	13,727,000	13,718,000	13,776,000

(a)Includes costs incurred in connection with the Grocery-Anchored Portfolio Sale and Merger.
(b)The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units, unvested restricted stock units and unvested restricted shares/units that are excluded from the computation of diluted EPS.
Inflation
If inflation rates increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.
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
With respect to the Company’s fixed-rate secured term loans, changes in interest rates generally do not affect the Company’s interest expense as these loans are at fixed rates for an extended term. Because the Company presently intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate loans pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the SEC. In this regard, the Company has formed a Disclosure Committee currently comprising of the Company’s executive officers as well as certain other individuals with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of September 30, 2023, and have concluded that such disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II. Other Information
Item 1. Legal Proceedings
See Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
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
*Schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted exhibit to the SEC upon request by the SEC.

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

November 7, 2023