Form 10-K
period 2023-12-31
CEDAR REALTY TRUST, INC.
filed 2024-03-05
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
COMMISSION FILE NUMBER: 001-31817
____________________________________________________________________________________________________________
CEDAR REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________________

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
None
____________________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of the registrant's Common Stock $.06 par value was 13,718,169 on March 1, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CEDAR REALTY TRUST, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Form 10-K") of Cedar Realty Trust, Inc. (the "Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are subject to risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
Factors that could cause actual results, performance or achievements to differ materially from any forward-looking statements made in this Form 10-K include, but are not limited to:
•the risk that shareholder litigation in connection with the Transactions (as defined herein) may result in significant costs of defense, indemnification and liability;
•the use of and demand for retail space;
•general and economic business conditions, including those affecting the ability of individuals to spend in retail shopping centers and/or the rate and other terms on which we are able to lease our properties;
•the loss or bankruptcy of the Company's tenants;
•the state of the U.S. economy generally, or specifically in the Northeast where our properties are geographically concentrated;
•consumer spending and confidence trends;
•availability, terms and deployment of capital;
•the degree and nature of our competition;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•adverse economic or real estate developments in our markets of the Northeast;
•the ability and willingness of the Company's tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company;
•the ability and willingness of the Company's tenants to renew their leases with the Company upon expiration;
•the Company's ability to re-lease its properties on the same or better terms in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant;
•litigation risks generally;
•financing risks, such as the Company's inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company's borrowing costs as a result of changes in interest rates and other factors;
•the impact of the Company's leverage on operating performance;
•risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence;
•risks endemic to real estate and the real estate industry generally;
•the adverse effect any future pandemic, endemic or outbreak of infectious disease, and mitigation efforts to control their spread;
•competitive risks;
•risks to our information systems - or those of our tenants or vendors - from service interruption, misappropriation of data, breaches of security, or other cyber-related attacks;
•risks related to the geographic concentration of the Company's properties in the Northeast;
•damage to the Company's properties from catastrophic weather and other natural events, and the physical effects of climate change;
•the risk that an uninsured loss on the Company's properties or a loss that exceeds the limits of the Company's insurance policies could subject the Company to lost capital or revenue on those properties;
•the risk that continued increases in the cost of necessary insurance could negatively impact the Company's profitability;

•the Company's ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations;
•the ability of our operating partnership, Cedar Realty Trust Partnership, L.P., and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
•the impact of e-commerce on our tenants' business; and
•inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.
Forward-looking statements in this Form 10-K should be read in light of these factors. Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company's actual results and may be beyond the Company's control. New factors emerge from time to time, and it is not possible for the Company's management to predict all such factors or to assess the effects of each factor on the Company's business. Accordingly, there can be no assurance that the Company's current expectations will be realized.

Part I.
Item 1.     Business
The Company is a real estate investment trust ("REIT") that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At December 31, 2023, the Company owned a portfolio of 19 properties totaling 2.8 million square feet of gross leasable area ("GLA"). The portfolio was 89.6% leased and 86.4% occupied at December 31, 2023.
The Company, organized as a Maryland corporation in 1984, has elected to be taxed as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company is a commercial real estate investment company that owns income-producing retail properties with a primary focus on grocery-anchored centers.
The Company has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership, L.P. (the "Operating Partnership"), organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Prior to consummation of the Transactions, the Operating Partnership had limited partners other than the Company, but their limited partnership interests in the Operating Partnership were settled pursuant to the Merger Agreement, as described below. At December 31, 2023, the Company, which is a subsidiary of WHLR (as defined herein), owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms "we", "our", "us", "Company" and "Operating Partnership" (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires.
Asset Sale and Merger
On March 2, 2022, the Company entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the "Asset Purchase Agreement") with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the "Grocery-Anchored Purchasers") for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the "Grocery-Anchored Portfolio Sale"). In addition, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Wheeler Real Estate Investment Trust, Inc. ("WHLR") and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR acquired the balance of the Company's shopping center assets by way of an all-cash merger transaction (the "Merger").
The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the "Transactions". The Transactions were unanimously approved by the Company's former Board of Directors and were approved by the Company's common stockholders at a special meeting of stockholders held on May 27, 2022.
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
The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company's operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of "necessities-based" properties should provide relatively stable revenue flows even during difficult economic times.

Human Capital Management
Our Team
All individuals that provide services to the Company are employees of WHLR and participate in WHLR's compensation, benefits, professional development and other programs. For a discussion of WHLR's human capital management, please see WHLR's 2023 Annual Report on Form 10-K.
Business Objectives and Investment Strategy
Our primary business objective is to maximize the value of our portfolio. We intend to achieve this objective utilizing the following investment strategies:
•Focus on necessity-based retail. Own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. We believe these centers that provide essential goods and services such as groceries result in a stable, lower-risk portfolio of retail investment properties.
•Focus on secondary and tertiary markets with strong demographics and demand. Our properties are in markets that have strong demographics such as population density, population stability, consistent tenant sales trends and growth in household income. We seek to identify new tenants and renew leases with existing tenants in these locations that support the need for necessity-based retail and limited new supply. We aim to identify and pursue attractive investment opportunities in regions with low taxes and a pro-business environment.
•Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has extensive expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. In many cases, the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our financial exposure towards maintaining the center and increasing our net income. We refer to this arrangement as a "triple net lease."
•Selectively utilize our capital to improve retail properties. We intend to make capital investments where the risk adjusted returns on such capital is accretive to our stockholders. We allocate capital to value-added improvements of retail properties to increase rents, extend long-term leases with anchor tenants and increase occupancy. We selectively allocate capital to revenue enhancing projects that we believe will improve the market position of a given property.
•Recycling and sensible management of our property portfolio. We intend to sell non-income producing land parcels or non-core assets utilizing sales proceeds to deleverage the balance sheet and invest in higher yielding opportunities. Properties may be slated for disposition based upon management's periodic review of our portfolio, and approval by our Board of Directors.
•Strategy for optimizing capital structure. The Company seeks to mitigate risk and optimize its capital structure through continuous focus on maintaining prudent leverage and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, and other sources.
•Strategy for integrating acquisitions. As the Company undertakes acquisitions, we seek to thoughtfully integrate the acquired properties and any software and personnel to maximize efficiencies both at the property and corporate level.
Governmental Regulations Affecting Our Properties
We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will for the fiscal year ending December 31, 2024. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.
Competition
Numerous commercial developers and real estate companies compete with us with respect to the leasing of properties. Some of these competitors may possess greater capital resources than we do, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market. This competition may interfere with our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents and adversely affect our ability to minimize operating expenses.
Retailers at our properties also face increasing competition from online retailers, outlet stores, discount shopping clubs, superstores, and other forms of sales and marketing of goods and services, such as direct mail. This competition could contribute to lease defaults and insolvency of tenants.
Climate
Some of our properties could be subject to natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other severe weather, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected. While several of our properties are located in areas that have experienced hurricanes, tornados, severe rain storms, or snow during the past two years, there has been no substantial damage or change in operations related to weather events.
Insurance
The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors', officers', entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover losses. Increases in the occurrence of natural disasters and severe weather patterns have led to a consistent increase in overall rates, deductibles and valuations from insurance carriers, which have resulted in increased costs of necessary insurance required to protect our assets.
Available Information
We are subject to the reporting requirements of the Exchange Act. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
The Company's investor relations website can be accessed under the "Investors" tab at https://ir.cedarrealtytrust.com/, where a copy of the Company's Forms 10-K, 10-Q, 8-K and other filings with the SEC can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. Information on the website is not part of this Form 10-K.
Investors and others should note that we currently announce material information using SEC filings and press releases. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize public conference calls, webcasts, our website and/or various social media sites to communicate important information about the Company, key personnel, trends, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our tenants, business partners and others interested in the Company to review the information posted on our website as well as on LinkedIn at https://www.linkedin.com/company/wheeler-real-estate-investment-trust/. Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at https://ir.cedarrealtytrust.com/.

Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 1B. Unresolved Staff Comments: None
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors' information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.
Assessment, identification and management of cybersecurity related risks are integrated into our overall risk management process. Cybersecurity related risks are included in the risk universe we evaluate to assess top risks to the Company at least annually. To the extent our processes identify a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion.
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Senior management, including the Company's CEO, CFO, and General Counsel, is responsible for assessing and managing cybersecurity risk, and provides briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to the Board of Directors. Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.
The Company retained an information technology expert third party company to assist in managing relevant risks. In particular, the Company outsources its information technology function and monitoring to a third party provider whereby it benefits from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to the Company promptly by our third party consultant and material and potentially material incidents would be assessed by management and the Audit Committee for remediation and future prevention and detection.
The Company, at least annually, updates its policies or procedures that could help mitigate cybersecurity risks. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Item 2. Properties
Real Estate Portfolio
The following table presents an overview of our properties, based on information as of December 31, 2023:

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total Occupied Square Feet	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot
Brickyard Plaza	Berlin, CT	10	227,598	97.8%	97.8%	222,598	$2,024,000	$9.09
Carll's Corner	Bridgeton, NJ	5	116,532	19.4%	19.4%	22,554	267,000	11.84
Coliseum Marketplace	Hampton, VA	9	106,648	94.9%	94.9%	101,198	1,217,000	12.03
Fairview Commons	New Cumberland, PA	11	50,119	87.7%	87.7%	43,969	512,000	11.63
Fieldstone Marketplace	New Bedford, MA	10	193,970	75.5%	71.7%	139,139	1,655,000	11.90
Gold Star Plaza	Shenandoah, PA	7	71,720	100.0%	100.0%	71,720	642,000	8.95
Golden Triangle	Lancaster, PA	19	202,790	98.4%	98.4%	199,605	2,619,000	13.12
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	689,000	6.75
Kings Plaza	New Bedford, MA	17	168,243	98.5%	98.5%	165,743	1,444,000	8.71
Oakland Commons	Bristol, CT	2	90,100	100.0%	100.0%	90,100	574,000	6.37
Oregon Avenue (3)	Philadelphia, PA	—	—	—%	—%	—	—	—
Patuxent Crossing	California, MD	27	264,068	81.6%	81.6%	215,589	2,646,000	12.27
Pine Grove Plaza	Brown Mills, NJ	13	79,306	77.6%	77.6%	61,526	742,000	12.05
South Philadelphia	Philadelphia, PA	10	221,511	88.1%	68.3%	151,388	1,432,000	9.46
Southington Center	Southington, CT	11	155,842	100.0%	100.0%	155,842	1,288,000	8.27
Timpany Plaza	Gardner, MA	14	182,799	81.8%	63.3%	115,735	1,121,000	9.68
Trexler Mall	Trexlertown, PA	22	342,541	99.7%	98.9%	338,788	3,710,000	10.95
Washington Center Shoppes	Sewell, NJ	29	157,300	97.5%	95.9%	150,800	1,895,000	12.56
Webster Commons	Webster, MA	9	98,984	100.0%	100.0%	98,984	1,278,000	12.91
Total		232	2,832,129	89.6%	86.4%	2,447,336	$25,755,000	$10.52
(1)Reflects leases executed through December 31, 2023 that commence subsequent to the end of the current reporting period.
(2)Annualized base rent per occupied square foot assumes base rent as of the end of the current reporting period and excludes the impact of tenant concessions and rent abatements.
(3)Includes property where a redevelopment opportunity exists.
Major Tenants
The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2023:

Tenants	Category	Annualized Base Rent	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Feet	Annualized Base Rent per Occupied Square Foot
TJX Companies (1)	Discount Retailer	$1,220,000	4.74%	133,000	4.70%	$9.17
Kohl's	Discount Retailer	1,031,000	4.00%	147,000	5.19%	7.01
Shaw's	Grocery	925,000	3.59%	68,000	2.40%	13.60
Dollar Tree (2)	Discount Retailer	865,000	3.36%	96,000	3.39%	9.01
Walmart	Grocery	843,000	3.27%	150,000	5.30%	5.62
Shoprite	Grocery	801,000	3.11%	54,000	1.91%	14.83
Redner's	Grocery	747,000	2.90%	106,000	3.74%	7.05
Home Depot	Home Improvement	742,000	2.88%	103,000	3.64%	7.20
Lehigh Valley Health	Medical	723,000	2.81%	43,000	1.52%	16.81
Urban Air	Entertainment	570,000	2.21%	61,000	2.15%	9.34
Total		$8,467,000	32.88%	961,000	33.93%	$8.81
(1)Line item comprises 3 Marshalls stores and 2 HomeGoods stores.
(2)Line item comprises 8 Dollar Tree stores and 1 Family Dollar store.

Lease Expirations
The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2023:

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent	% of Total Annualized Base Rent	Expiring Base Rent per Occupied Square Foot
Available	—	384,793	13.59%	—	—	—	—
Month-To-Month	6	28,914	1.02%	1.18%	$268,000	1.04%	$9.27
2024	25	146,730	5.18%	6.00%	2,188,000	8.49%	14.91
2025	31	287,770	10.16%	11.76%	2,586,000	10.04%	8.99
2026	23	91,401	3.23%	3.73%	1,511,000	5.87%	16.53
2027	30	247,677	8.75%	10.12%	3,211,000	12.47%	12.96
2028	43	530,786	18.74%	21.69%	5,505,000	21.37%	10.37
2029	21	242,397	8.56%	9.90%	2,357,000	9.15%	9.72
2030	13	256,008	9.04%	10.46%	1,642,000	6.38%	6.41
2031	7	86,835	3.07%	3.55%	1,014,000	3.94%	11.68
2032	6	39,509	1.40%	1.61%	821,000	3.19%	20.78
Thereafter	27	489,309	17.26%	20.00%	4,652,000	18.06%	9.51
Total	232	2,832,129	100.00%	100.00%	$25,755,000	100.00%	$10.52
The Company's Properties
The terms of the Company's retail leases generally vary from tenancies at will to 25 years, excluding renewal options. Anchor tenant leases are typically for 10 to 25 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants which draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically and, where possible, to upgrade or adjust the overall tenant mix.
Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes, insurance and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.
WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. See Note 16 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
Item 3. Legal Proceedings
See Note 10 of "Notes to Consolidated Financial Statements" included in Item 8 below for information relating to legal proceedings.
Item 4. Mine Safety Disclosures: Not applicable
Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Market Information and Holders
As a result of the Merger, WHLR acquired all of the outstanding shares of the Company's common stock, which ceased to be publicly traded on the NYSE. The Company's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE.

Dividends
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Code. The Company paid common stock dividends during 2022 and preferred stock dividends during 2022 and 2023. The following table presents the income tax status of distributions per share paid to our common stockholders and preferred stockholders:

	Years ended December 31,
	2023	2022
Common Stock
Dividend paid per share	$—	$19.586
Ordinary income	0%	0%
Capital gains	0%	0%
Return of capital	0%	100%

Series B Preferred Stock
Dividend paid per share	$1.813	$1.813
Ordinary income	0%	0%
Capital gains	5%	0%
Return of capital	95%	100%

Series C Preferred Stock
Dividend paid per share	$1.625	$1.625
Ordinary income	0%	0%
Capital gains	5%	0%
Return of capital	95%	100%
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions as further described under the caption above entitled "Cautionary Statement on Forward-Looking Statements." Our actual results or other events and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the caption above entitled "Cautionary Statement on Forward-Looking Statements."
Executive Summary
The Company is a real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers in the Northeast. At December 31, 2023, the Company owned a portfolio of 19 properties totaling 2.8 million square feet of GLA. The portfolio was 89.6% leased and 86.4% occupied at December 31, 2023.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2023, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to leases. The Company's operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of "necessities-based" properties should provide relatively stable revenue flows even during difficult economic times.
Asset Sale and Merger
On March 2, 2022, the Company entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, the Company and certain of its subsidiaries entered into an asset purchase and sale agreement (the "Asset Purchase Agreement") with DRA Fund X-B LLC and KPR Centers LLC (together with their respective designees, the "Grocery-Anchored Purchasers") for the sale of a portfolio of 33 grocery-anchored shopping centers for cash (the "Grocery-Anchored Portfolio Sale"). In addition, the Company entered into an agreement and plan of merger (the "Merger Agreement") with WHLR and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR acquired the balance of the Company's shopping center assets by way of an all-cash merger transaction (the "Merger").
The transactions contemplated by the Asset Purchase Agreement and the Merger Agreement are collectively referred to as the "Transactions." The Transactions were unanimously approved by the Company's former Board of Directors and were approved by the Company's common stockholders at a special meeting of stockholders held on May 27, 2022.
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

2023 Significant Circumstances and Transactions
Real Estate
On July 11, 2023, the Company sold an outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey for $3.0 million, resulting in a $2.7 million gain, which is included in operating income in the accompanying consolidated statements of operations.
Timpany Plaza Loan Agreement
On September 12, 2023, the Company entered into a term loan agreement with Cornerstone Bank for $11.56 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months (the "Timpany Plaza Loan Agreement"). Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.06 million of the $11.56 million, and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies within one year of the agreement date. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.
Related Party Transactions
With the completion of the Company's merger with WHLR, the Company became a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2023 and 2022, the Company paid WHLR $2.1 million and $1.0 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR at December 31, 2023 and 2022 are comprised of:

	December 31,
	2023	2022
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	225,000	110,000
Leasing commissions	161,000	85,000
Cost Sharing Agreement allocations (a)	548,000	—
Other	(6,000)	(33,000)
Total	$8,094,000	$7,328,000
(a)Includes allocations for executive compensation and directors' liability insurance. In 2022, WHLR did not make any allocations to the Company for these services due to certain limitations set forth in the Cost Sharing Agreement.
Summary of Critical Accounting Policies
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase accounting allocations related thereto, asset impairment, and derivatives used to hedge interest-rate risks. Management's estimates are based both on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.
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
The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic conditions, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income, whereas a lower bad debt allowance would result in higher net income.
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
The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the fair values of such assets. In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.
The values of acquired above market and below market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancelable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.

Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income because (1) above market and below market lease intangibles are amortized to rental income and (2) the value of other intangibles is amortized to expense. Accordingly, higher allocations to below market lease liability and other intangibles would result in higher rental income and amortization expense, whereas lower allocations to below market lease liability and other intangibles would result in lower rental income and amortization expense.
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
New Accounting Pronouncements
See Note 2 of "Notes to Consolidated Financial Statements" included in Item 8 below for information relating to new accounting pronouncements.
Results of Operations
Comparison of 2023 to 2022

	Years ended December 31,		Change
	2023	2022	Dollars	Percent
Revenues	$34,632,000	$34,297,000	$335,000	1.0%
Property operating expenses	(13,153,000)	(14,360,000)	1,207,000	(8.4)%
Property operating income	21,479,000	19,937,000	1,542,000
Corporate general and administrative	(3,192,000)	(10,099,000)	6,907,000	(68.4)%
Depreciation and amortization	(10,918,000)	(9,645,000)	(1,273,000)	13.2%
Gain on sale	2,662,000	—	2,662,000	n/a
Impairment charges	—	(9,350,000)	9,350,000	n/a
Transaction costs	—	(58,959,000)	58,959,000	n/a
Interest expense, net	(8,024,000)	(10,894,000)	2,870,000	(26.3)%
Income (loss) from continuing operations	2,007,000	(79,010,000)	81,017,000
Discontinued operations:
Income from discontinued operations	—	14,302,000	(14,302,000)	(100.0)%
Impairment charges	—	(16,629,000)	16,629,000	n/a
Gain on sales	—	125,500,000	(125,500,000)	n/a
Net income	2,007,000	44,163,000	(42,156,000)
Net income attributable to noncontrolling interests	—	(132,000)	132,000	n/a
Net income attributable to Cedar Realty Trust, Inc.	$2,007,000	$44,031,000	$(42,024,000)
Revenues were higher primarily as a result of (1) an increase of $1.6 million in rental revenues and expense recoveries attributable to same center properties, which is partially offset by (2) a decrease of $0.9 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2022 not deemed to be discontinued operations, and (3) a decrease in other income of $0.4 million attributable to one-time transactions for properties that were sold in 2022.
Property operating expenses were lower primarily as a result of (1) a decrease of $0.6 million in property operating expenses attributable to properties sold or held for sale during 2022 not deemed to be discontinued operations, (2) a decrease of $0.4 million attributable to one-time property operating expenses for properties that were sold in 2022, and (3) a decrease of $0.2 million in property operating expenses attributable to same center properties.

Corporate general and administrative costs were lower primarily as a result of (1) a decrease of $4.5 million in payroll related costs, (2) a decrease of $2.4 million in other general and administrative costs, (3) a decrease of $0.4 million in accounting fees, all of which are predominantly related to the completion of the Grocery-Anchored Portfolio Sale and the Merger, partially offset by (4) an increase of $0.4 million in professional fees.
Depreciation and amortization expenses were higher as a result of an increase of $1.3 million attributable to same center properties.
Gain on sale in 2023 relates to the sale of the outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey.
Impairment charges in 2022 relate to Riverview Plaza, located in Philadelphia, Pennsylvania, which was sold that same year, and the Company's then-investment in the unconsolidated joint venture and the then-note receivable associated with Senator Square located in Washington D.C., both of which assets were sold in the Grocery-Anchored Portfolio Sale.
Transaction costs in 2022 relate to costs incurred related to the Grocery-Anchored Portfolio Sale and the Merger.
Interest expense, net was lower as a result of (1) a decrease in amortization expense of deferred financing costs of $5.7 million, (2) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $4.6 million, partially offset by (3) the interest rate swaps termination gain in 2022 of $3.4 million, (4) an increase in the overall weighted average interest rate, which resulted in an increase in interest expense of $3.0 million, and (5) capitalized interest in 2022 of $1.0 million.
Discontinued operations for 2022 include the results of operations, impairments and gain on sales for properties treated as discontinued operations.
Same-Property Net Operating Income
Same-property net operating income ("same-property NOI") is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors. The Company defines same-property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because same-property NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses same-property NOI to evaluate its operating performance since same-property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in same-property NOI if they are owned and operated for the entirety of both periods being compared, except for properties undergoing significant redevelopment and expansion until such properties have stabilized, and properties classified as held for sale. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from same-property NOI.
The most directly comparable GAAP financial measure is consolidated operating income. Same-property NOI should not be considered as an alternative to consolidated operating income prepared in accordance with GAAP or as a measure of liquidity. Further, same-property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company's peers, and thus may not provide an adequate basis for comparison among REITs.

The following table reconciles same-property NOI to the Company's consolidated operating income (loss) (the most directly comparable GAAP financial measure):

	Years ended December 31,
	2023	2022
Operating income (loss)	$10,031,000	$(68,116,000)
Add (deduct):
Corporate general and administrative	3,192,000	10,099,000
Gain on sale	(2,662,000)	—
Transaction costs	—	58,959,000
Impairment charges	—	9,350,000
Depreciation and amortization	10,918,000	9,645,000
Straight-line rents	(854,000)	(77,000)
Above (below) market lease amortization, net	(336,000)	(896,000)
Other non-property revenue	(426,000)	(258,000)
NOI related to properties not defined as same-property	(106,000)	(495,000)
Same-property NOI	$19,757,000	$18,211,000

Number of same properties	19	19
Same-property occupancy, end of year	86.4%	82.3%
Same-property leased, end of year	89.6%	86.2%
Same-property average base rent, end of year	$10.52	$10.28
Same-property NOI for the comparable years increased 8.5% as a result of increased rental revenues and decreased property operating expenses in 2023.

Leasing Activity
The following is a summary of the Company's retail leasing activity during 2023 and 2022 for the 19-property portfolio since the Merger:

	Year ended December 31, 2023	Six months ended December 31, 2022
Renewals (a):
Leases renewed with rate increase (sq feet)	182,111	124,875
Leases renewed with rate decrease (sq feet)	—	29,223
Leases renewed with no rate change (sq feet)	7,643	64,950
Total leases renewed (sq feet)	189,754	219,048

Leases renewed with rate increase (count)	20	12
Leases renewed with rate decrease (count)	—	2
Leases renewed with no rate change (count)	3	3
Total leases renewed (count)	23	17

Option exercised (count)	5	2

Weighted average on rate increases (per sq foot)	$0.77	$1.91
Weighted average on rate decreases (per sq foot)	$—	$(0.28)
Weighted average on all renewals (per sq foot)	$0.74	$1.05

Weighted average change over prior rates	6.85%	10.26%

New Leases (a) (b):
New leases (sq feet)	224,175	159,213
New leases (count)	26	14
Weighted average rate (per sq foot)	$12.77	$10.70
(a)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations and the $9.4 million in restricted cash as of December 31, 2023. The Company does not have any scheduled debt maturities for the year ending December 31, 2024. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (the "Term Loan Agreement, 10 properties"). Wheeler REIT, L.P. provided a limited recourse indemnity in connection with such loan. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Term Loan Agreement, 10 properties is collateralized by 10 properties and proceeds were used to paydown the Company's loan agreement with KeyBank National Association for $130.0 million (the "KeyBank Credit Agreement").
On December 21, 2022, the Company entered into a term loan agreement with Citi Real Estate Funding Inc. for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity on January 6, 2033 (the "Patuxent Crossing/Coliseum

Marketplace Loan Agreement"). The Patuxent Crossing/Coliseum Marketplace Loan Agreement is collateralized by 2 properties and proceeds were used to satisfy the remaining obligation of the KeyBank Credit Agreement and released the remaining collateral under that agreement.
On September 12, 2023, the Company entered into a term loan agreement with Cornerstone Bank for $11.56 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months (the "Timpany Plaza Loan Agreement"). Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.06 million of the $11.56 million, and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies within one year of the agreement date. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.
Debt obligations are composed of the following at December 31, 2023 and collateralized by 13 properties:

		December 31, 2023
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted-average
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	$9,060,000	7.3%
Term loan, 10 properties	Nov 2032	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		144,060,000	5.6%
Unamortized issuance costs		(3,566,000)
		$140,494,000
Term loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and are not available to fund other property-level or Company-level obligations.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Code. The Company paid common stock dividends during 2022 and preferred stock dividends during 2022 and 2023, and has continued to declare preferred stock dividends through the first quarter of 2024. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
The following table sets forth the Company's significant debt repayment, interest, and operating lease obligations at December 31, 2023:

	Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Secured term loans	$74,000	$306,000	$329,000	$481,000	$9,456,000	$133,414,000	$144,060,000
Interest payments (a)	8,154,000	8,117,000	8,094,000	8,069,000	7,880,000	28,553,000	68,867,000
Operating lease obligations	179,000	179,000	179,000	179,000	179,000	7,673,000	8,568,000
Total	$8,407,000	$8,602,000	$8,602,000	$8,729,000	$17,515,000	$169,640,000	$221,495,000
(a)Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2023.
In addition, the Company has $0.4 million outstanding construction commitments at December 31, 2023.
Other than the items disclosed in the table above, the Company had no off-balance sheet arrangements as of December 31, 2023 that are reasonably likely to have a current or future material effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Years ended December 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$8,248,000	$(20,464,000)
Investing activities	$(3,697,000)	$676,775,000
Financing activities	$(2,106,000)	$(646,117,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $8.7 million for 2023. Net cash used in operating activities, before net changes in operating assets and liabilities, was $(28.9) million for 2022. The increase was a result of the reduction in costs associated with the completion of both the Grocery-Anchored Portfolio Sale and Merger.
Investing Activities
Net cash flows (used in) provided by investing activities were primarily the result of the Company's property disposition activities and expenditures for property improvements. During 2023, the Company incurred $6.5 million of expenditures for property improvements, which was partially offset by $2.8 million in net proceeds related to the sale of the outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey. During 2022, the Company received $667.4 million in proceeds from the Grocery-Anchored Portfolio Sale and $31.9 million in proceeds from the sale of Riverview Plaza, which was partially offset by $22.4 million of expenditures for property improvements.
Financing Activities
During 2023, the Company made payments of $10.8 million of preferred stock dividends, payments of $0.4 million of debt financing costs, which were partially offset by $9.1 million received from a new term loan. During 2022, the Company made $408.1 million of preferred and common stock distributions, a $300.0 million term loan payoff, $130.7 million of mortgage repayments, net payments of $66.0 million under the revolving credit facility, payments of $7.4 million of debt financing costs, $1.4 million of distributions to limited partners, and the purchase of a minority interest in a joint venture for $1.0 million, which were partially offset by $265.0 million in new term loans and a $3.4 million benefit as a result of interest rate swap terminations.
Funds From Operations
We use funds from operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of Nareit in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by Nareit, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.
We believe the computation of FFO in accordance with Nareit's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Adjusted FFO ("AFFO"), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

A reconciliation of net (loss) income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022
Net (loss) income attributable to common shareholders	$(8,745,000)	$33,279,000
Real estate depreciation and amortization	10,918,000	19,318,000
Limited partners' interest	—	132,000
Gain on sales	(2,662,000)	(125,500,000)
Impairment charges	—	25,979,000
FFO applicable to diluted common shares	(489,000)	(46,792,000)
Transaction costs (a)	—	58,959,000
AFFO applicable to diluted common shares	$(489,000)	$12,167,000

FFO per diluted common share	$(0.04)	$(3.40)
AFFO per diluted common share	$(0.04)	$0.88
Weighted average number of diluted common shares (b):
Common shares and equivalents	13,718,000	13,717,000
OP Units	—	44,000
	13,718,000	13,761,000
(a)Includes costs incurred in connection with the Grocery-Anchored Portfolio Sale and Merger.
(b)The weighted average number of diluted common shares used to compute FFO and AFFO applicable to diluted common shares includes OP Units, unvested restricted stock units and unvested restricted shares/units that are excluded from the computation of diluted EPS.
Inflation, Deflation and Economic Condition Considerations
The U.S. is experiencing elevated levels of inflation, which could continue or worsen. Substantially all of the Company's tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company's business. Conversely, deflation could lead to downward pressure on rents and other sources of income.
Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. The degree and pace of these changes have had and may continue to have impacts on our business.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cedar Realty Trust, Inc.
Virginia Beach, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of Real Estate for Impairment
Description of Matter
At December 31, 2023, the Company's net real estate totaled $201.7 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors in determining whether events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable.
Auditing the Company's impairment assessment involved subjectivity due to the estimation required to assess significant assumptions utilized in the recoverability of the real estate based on undiscounted operating income and residual values, such as assumptions related to renewal and renegotiations of current leases, estimates of new leases on vacant spaces, and estimates of operating costs.
How We Addressed the Matter in Our Audit
To test the Company's evaluation of net real estate for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability for the properties' remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related property that would result from changes in the assumptions.
/s/ Cherry Bekaert LLP
We have served as the Company's auditor since 2022.
Virginia Beach, Virginia
March 5, 2024

CEDAR REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Real estate:
Land	$69,085,000	$69,111,000
Buildings and improvements	299,080,000	294,999,000
	368,165,000	364,110,000
Less accumulated depreciation	(166,489,000)	(157,468,000)
Real estate, net	201,676,000	206,642,000

Cash and cash equivalents	6,518,000	3,899,000
Restricted cash	9,390,000	9,564,000
Receivables, net	6,357,000	6,135,000
Deferred costs and other assets, net	9,141,000	7,924,000
TOTAL ASSETS	$233,082,000	$234,164,000

LIABILITIES AND EQUITY
Loans payable, net	$140,494,000	$131,462,000
Accounts payable, accrued expenses, and other liabilities	8,382,000	10,094,000
Due to Wheeler Real Estate Investment Trust, Inc.	8,094,000	7,328,000
Below market lease intangibles, net	2,655,000	3,078,000
Total liabilities	159,625,000	151,962,000

Commitments and contingencies (Note 10)

Equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,323,000	868,323,000
Cumulative distributions in excess of net income	(955,230,000)	(946,485,000)
Total equity	73,457,000	82,202,000
TOTAL LIABILITIES AND EQUITY	$233,082,000	$234,164,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022
REVENUES
Rental revenues	$33,987,000	$32,963,000
Other revenues	645,000	1,334,000
Total revenues	34,632,000	34,297,000
EXPENSES
Operating, maintenance and management	7,728,000	8,411,000
Real estate and other property-related taxes	5,425,000	5,949,000
Corporate general and administrative	3,192,000	10,099,000
Depreciation and amortization	10,918,000	9,645,000
Total expenses	27,263,000	34,104,000

OTHER
Gain on sale	2,662,000	—
Transaction costs	—	(58,959,000)
Impairment charges	—	(9,350,000)
Total other	2,662,000	(68,309,000)

OPERATING INCOME (LOSS)	10,031,000	(68,116,000)

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(8,024,000)	(10,894,000)
Total non-operating income and expenses	(8,024,000)	(10,894,000)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,007,000	(79,010,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	14,302,000
Impairment charges	—	(16,629,000)
Gain on sales	—	125,500,000
Total income from discontinued operations	—	123,173,000

NET INCOME	2,007,000	44,163,000

Net income attributable to noncontrolling interests:
Limited partners' interest in Operating Partnership	—	(132,000)
Total net income attributable to noncontrolling interests	—	(132,000)

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	2,007,000	44,031,000

Preferred stock dividends	(10,752,000)	(10,752,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,745,000)	$33,279,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):
Continuing operations	$(0.64)	$(6.64)
Discontinued operations	—	9.12
	$(0.64)	$2.48

Weighted average number of common shares - basic and diluted	13,718,000	13,448,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2023	2022

Net income	$2,007,000	$44,163,000

Unrealized gain on change in fair value of cash flow hedges	—	8,321,000

Comprehensive income	2,007,000	52,484,000

Comprehensive income attributable to noncontrolling interests	—	(195,000)

Comprehensive income attributable to Cedar Realty Trust, Inc.	$2,007,000	$52,289,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2023 and 2022

					Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive (income) loss	Total
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	6,450,000	$159,541,000	13,658,000	$820,000	$(13,266,000)	$881,009,000	$(582,464,000)	$(8,258,000)	$437,382,000
Net income	—	—	—	—	—	—	44,031,000	—	44,031,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	8,258,000	8,258,000
Share-based compensation, net	—	—	(103,000)	(6,000)	13,266,000	(12,300,000)	—	—	960,000
Purchase of OP Units	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Acquisition of minority interests	—	—	—	—	—	(1,000,000)	—	—	(1,000,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(397,300,000)	—	(397,300,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	622,000	—	—	622,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Common stock issuance	—	—	114,000	7,000	—	(7,000)	—	—	—
Common stock repurchases	—	—	(13,669,000)	(821,000)	—	821,000	—	—	—
Common stock issued to Wheeler Real Estate Investment Trust, Inc.	—	—	13,718,000	823,000	—	(823,000)	—	—	—
Balance, December 31, 2022	6,450,000	159,541,000	13,718,000	823,000	—	868,323,000	(946,485,000)	—	82,202,000
Net income	—	—	—	—	—	—	2,007,000	—	2,007,000
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Balance, December 31, 2023	6,450,000	$159,541,000	13,718,000	$823,000	$—	$868,323,000	$(955,230,000)	$—	$73,457,000

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2023 and 2022
Continued

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners' interest in Operating Partnership	Total	Total equity
Balance, December 31, 2021	$—	$2,586,000	$2,586,000	$439,968,000
Net income	—	132,000	132,000	44,163,000
Unrealized gain on change in fair value of cash flow hedges	—	63,000	63,000	8,321,000
Share-based compensation, net	—	—	—	960,000
Purchase of OP Units	—	(726,000)	(726,000)	(726,000)
Preferred stock dividends	—	—	—	(10,752,000)
Acquisition of minority interests	—	—	—	(1,000,000)
Distributions to common shareholders/noncontrolling interests	—	(1,433,000)	(1,433,000)	(398,733,000)
Reallocation adjustment of limited partners' interest	—	(622,000)	(622,000)	—
Common stock sales, net of issuance expenses	—	—	—	1,000
Common stock issuance	—	—	—	—
Common stock repurchases	—	—	—	—
Common stock issued to Wheeler Real Estate Investment Trust, Inc.	—	—	—	—
Balance, December 31, 2022	—	—	—	82,202,000
Net income	—	—	—	2,007,000
Preferred stock dividends	—	—	—	(10,752,000)
Balance, December 31, 2023	$—	$—	$—	$73,457,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$2,007,000	$44,163,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(2,662,000)	(125,500,000)
Impairment charges	—	25,979,000
Straight-line rents and expenses, net	(854,000)	(506,000)
Credit adjustments on operating lease receivables	(711,000)	968,000
Depreciation and amortization	10,918,000	19,372,000
Above (below) market lease amortization, net	(336,000)	(1,080,000)
Expense relating to share-based compensation, net	—	1,608,000
Amortization of deferred financing costs	386,000	6,105,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	1,343,000	(15,575,000)
Deferred costs and other assets, net	(2,243,000)	(5,654,000)
Accounts payable, accrued expenses, and other liabilities	400,000	29,656,000
Net cash provided by (used in) operating activities	8,248,000	(20,464,000)

INVESTING ACTIVITIES
Expenditures for real estate improvements	(6,456,000)	(22,407,000)
Net proceeds from sales of real estate	2,759,000	699,337,000
Contributions to unconsolidated joint venture	—	(155,000)
Net cash (used in) provided by investing activities	(3,697,000)	676,775,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	—	(70,000,000)
Advances under revolving credit facility	—	4,000,000
Repayment of term note	—	(300,000,000)
Proceeds (termination payment) related to interest rate swap	—	3,400,000
Mortgage proceeds	9,060,000	265,000,000
Mortgage repayments	—	(130,664,000)
Payments of deferred financing costs	(414,000)	(7,368,000)
Noncontrolling interests:
Distributions to limited partners	—	(966,000)
Acquisition of joint venture minority interest share	—	(1,000,000)
Redemption of OP units	—	(467,000)
Preferred stock dividends	(10,752,000)	(10,752,000)
Distributions to common shareholders	—	(397,300,000)
Net cash used in financing activities	(2,106,000)	(646,117,000)

Net increase in cash, cash equivalents and restricted cash	2,445,000	10,194,000
Cash, cash equivalents and restricted cash at beginning of year	13,463,000	3,269,000
Cash, cash equivalents and restricted cash at end of year	$15,908,000	$13,463,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$6,518,000	$3,899,000
Restricted cash	9,390,000	9,564,000
Cash, cash equivalents and restricted cash	$15,908,000	$13,463,000
See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Note 1. Business and Organization
The Company is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At December 31, 2023, the Company owned a portfolio of 19 properties. Seven of these properties are located in Pennsylvania, four in Massachusetts, three in Connecticut, three in New Jersey, one in Maryland and one in Virginia.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2023, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
As used herein, the "Company" refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.
Asset Sale and Merger
On March 2, 2022, the Company entered into definitive agreements for the sale of the Company and its assets in a series of related all-cash transactions. Specifically, the Company and certain of its subsidiaries entered into the Asset Purchase Agreement with the Grocery-Anchored Purchasers for the sale of a portfolio of 33 grocery-anchored shopping centers for cash. In addition, the Company entered into the Merger Agreement with WHLR and certain of its affiliates pursuant to which, following closing of the Grocery-Anchored Portfolio Sale, WHLR acquired the balance of the Company's shopping center assets by way of an all-cash merger transaction. The Transactions were unanimously approved by the Company's former Board of Directors and were approved by the Company's common stockholders at a special meeting of stockholders held on May 27, 2022.
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
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation/Basis of Preparation
The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities ("VIEs") for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity's activities that significantly impact the entity's performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current values, performance of real estate held by these VIEs, and general market conditions.
Limited partnerships and other similar entities are considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. Crossroads II, 60%-owned joint venture was consolidated as it was deemed to be a VIE and the Company was the primary beneficiary. The Company (1) guaranteed all related debt, (2) did not require its partners to fund additional capital requirements, (3) had an economic interest greater than its voting proportion and (4) directed the management activities that significantly impacted the performance of the joint venture. See Note 3, Real Estate, for additional details.
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
Real Estate Investments
Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense, net of discontinued operations, amounted to $10.0 million and $8.5 million for 2023 and 2022, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
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
The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the fair values of these assets. In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.
The values of acquired above market and below market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the non-cancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.
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
The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate and the related mortgage loans payable expected to be assumed by the buyers, are reclassified as "held for sale" on the Company's consolidated balance sheets at the time such determinations are made, on a prospective basis only.
The Company, when applicable, conducts a continuing review of the values for all properties "held for sale" based on estimated sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts less costs to sell for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated (see Note 4, Fair Value Measurements), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company's determination to dispose of properties, which are subsequently reclassified to "held for sale", the Company performs recoverability analyses based on the estimated undiscounted cash flows that are expected to result from the real estate investments' use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. Properties meeting the "held for sale" criteria, are written down to the lower of their carrying value and estimated fair values less costs to sell.
The Company follows the guidance for reporting discontinued operations, whereby a disposal of an individual property or group of properties is required to be reported in "discontinued operations" only if the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. The results of operations for those properties not meeting such criteria are reported in "continuing operations" in the consolidated statements of operations.
Cash and Cash Equivalents / Restricted Cash
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days.
The terms of the secured term loans may require the Company to deposit certain replacement and other reserves with its lenders. Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established. Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements, leasing costs and tenant security deposits.
Fair Value Measurements
The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
•Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
•Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
The Company's leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or "CAM" expenses). This significantly reduces the Company's exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant's share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square footage of the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income.
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
The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. All amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company's consolidated statement of operations, are now recorded as a reduction of rental revenues.
Segment Information
The Company's primary business is the ownership and operation of grocery-anchored shopping centers. The Company reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of rental income and other property income, less operating expenses and real estate taxes. The Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in similar markets, and have similar tenant mixes.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Lease Commitments
The Company determines if an arrangement is a lease at inception. Operating leases, in which the Company is the lessee, are included in deferred costs and other assets, net, and accounts payable, accrued expenses, and other liabilities on the Company's consolidated balance sheets.
Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets include any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company combines lease and associated nonlease components. The lease components are the majority of its leasing arrangements and the Company accounts for the combined component as an operating lease. In the event the Company modifies existing ground leases or enters into new ground leases, such leases may be classified as finance leases.
Transaction Costs
All costs associated with the Grocery-Anchored Portfolio Sale and the Merger, were expensed as incurred.
Income Taxes
The Company, organized in 1984, has elected to be taxed as a real estate investment trust ("REIT") under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its stockholders and complies with certain other requirements. As of December 31, 2023, the Company was in compliance with all REIT requirements.
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
Derivative Financial Instruments
Prior to the Merger, the Company occasionally utilized derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company had established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments had to be effective in reducing the Company's interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction were modified, or when the underlying hedged item ceased to exist, all changes in the fair value of the instrument were marked-to-market with changes in value included in net income for each period until the derivative financial instrument matured or was settled. Any derivative financial instrument used for risk management that did not meet the hedging criteria was marked-to-market with the changes in value included in net income.
Share-Based Compensation
During 2017, the Company's shareholders approved the 2017 Stock Incentive Plan (the "2017 Plan"), which replaced the Company's 2012 Stock Incentive Plan (the "2012 Plan"). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. On May 1, 2019, the Company's shareholders approved an amendment to the 2017 Plan, which increased the maximum number of shares of the Company's common stock that may be issued pursuant to the 2017 Plan by 303,000 shares, to a new total of 909,000 shares (see Note 14, Share-Based Compensation), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 76,000. All grants issued pursuant to the 2017 Plan generally vest (1) at the end of designated time

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company's common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the market performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the terms of the 2017 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company's consolidated balance sheet. The 2017 Plan was terminated in connection with the Merger.
Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2023	2022
Supplemental disclosure of cash activities:
Cash paid for interest	$7,495,000	$14,344,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	—	1,035,000
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	136,000	1,463,000
Payoff of mortgages through mortgage assumptions	—	157,925,000
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance which requires disclosure of incremental segment information on both an annual and interim basis. The guidance will require that the Company continue to disclose existing segment information required by FASB Accounting Standards Codification Topic 280, as well as significant segment expenses and other segment items that are regularly provided to the chief operating decision maker ("CODM"). The Company will also be required to disclose the title and position of the CODM and how the CODM uses reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance will be effective for the Company's fiscal year beginning on January 1, 2024 and interim periods within the Company's fiscal year beginning on January 1, 2025. The Company is currently in the process of evaluating the guidance, but does not believe it will have a material effect on the Company's consolidated financial statements.
Other accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.
Note 3. Real Estate
Investment in unconsolidated joint venture
On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the "Joint Venture") for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services for its headquarters and approximately 18,000 square feet of street-level retail. On August 5, 2022, the Joint Venture was sold in connection with the Grocery-Anchored Portfolio Sale. The Company contributed approximately $4.8 million of capital to the Joint Venture through its tenure.
2022 Acquisition
On June 28, 2022, the Company acquired a 40% minority ownership percentage in the Crossroads II joint venture for $1.0 million. The Company's ownership interest in Crossroads II was included in the Grocery-Anchored Portfolio Sale that occurred on July 7, 2022.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Dispositions
Excluding the Grocery-Anchored Portfolio Sale, during 2023 and 2022, the Company sold the properties listed below:

Property	Location	Date Sold	Sales Price	Gain on Sale/ Impairment
2023
Carll's Corner outparcel building	Bridgeton, NJ	7/11/2023	$3,000,000	$2,662,000

2022
Riverview Plaza	Philadelphia, PA	5/16/2022	$34,000,000	$(361,000)
Impairments
Impairments of $9.4 million for the year ended December 31, 2022 also include those related to the Company's then-investment in the unconsolidated joint venture and the then-note receivable associated with Senator Square. These impairments are included in operating loss in the accompanying consolidated statement of operations.
Discontinued Operations
On July 7, 2022, the Company and certain of its subsidiaries completed the Grocery-Anchored Portfolio Sale and the East River Park and Senator Square redevelopment asset sales for total gross proceeds of approximately $879 million, including the assumed debt. The assets sold in these transactions were:

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
The Grocery-Anchored Portfolio Sale represented a strategic shift and had a material effect on the Company's operations and financial results, and, therefore, the Company determined that it was deemed a discontinued operation. Accordingly, the portfolio of 33 grocery-anchored shopping centers were classified as held for sale and the results of their operations were classified as discontinued operations in 2022.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
The following is a summary of income from discontinued operations:

	Years ended December 31,
	2023	2022
REVENUES
Rental revenues	$—	$44,130,000
Other revenues	—	184,000
Total revenues	—	44,314,000
EXPENSES
Operating, maintenance and management	—	9,557,000
Real estate and other property-related taxes	—	6,749,000
Corporate general and administrative	—	469,000
Depreciation and amortization	—	9,726,000
Total expenses	—	26,501,000

OPERATING INCOME	—	17,813,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	—	(3,511,000)
Total non-operating income and expenses	—	(3,511,000)

INCOME FROM DISCONTINUED OPERATIONS	—	14,302,000

Impairment charges	—	(16,629,000)
Gain on sales	—	125,500,000

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$—	$123,173,000
Net cash provided by operating activities from discontinued operations was $0.0 million and $25.9 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by investing activities from discontinued operations was $0.0 million and $651.5 million for the years ended December 31, 2023 and 2022, respectively.
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable, accrued expenses and other liabilities, and variable-rate debt approximate their fair value due to their terms and/or short-term nature. The fair value of the Company's investments and liabilities related to deferred compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.
The fair value of the Company's fixed rate secured term loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2023 and 2022, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $131.4 million and $131.8 million, respectively, and the carrying value of such loans, was $140.5 million and $131.5 million, respectively.
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
December 31, 2023
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
As a result of the Grocery-Anchored Portfolio Sale, the Company has no interest rate swap and deferred compensation assets or liabilities as of December 31, 2023 and 2022.
For the year ended December 31, 2022, the Company recorded impairments of $9.4 million related to Riverview Plaza, located in Philadelphia, Pennsylvania, which was sold that same year, and the Company's then-investment in the unconsolidated joint venture and the then-note receivable associated with Senator Square located in Washington D.C., both of which assets were sold in the Grocery-Anchored Portfolio Sale. These charges are included in impairment charges in the consolidated statement of operations. The fair value of the assets was determined to be Level 2. Such assets have an aggregate fair value of $0.0 million as of December 31, 2022.
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
Excluding properties included in discontinued operations, there were no tenants that accounted for an aggregate of more than 10% of the Company's total revenues during 2023 and 2022.
For the year ended December 31, 2023, one property constitutes approximately 14.6% of the Company's revenues and five properties constitute approximately 90.4% of the Company's property operating income in the aggregate.
The Company's properties are located largely in the Northeast, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 7 of the Company's properties are located in Pennsylvania).
Note 6. Receivables, net
Receivables, net at December 31, 2023 and 2022 are composed of the following:

	December 31,
	2023	2022
Rents and other receivables, net	$1,894,000	$2,904,000
Straight-line rents, net	4,463,000	3,231,000
	$6,357,000	$6,135,000
As of December 31, 2023 and 2022, the Company's allowance for uncollectible receivables totaled $0.5 million and $2.6 million, respectively.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Note 7. Deferred Costs and Other Assets, net
Deferred costs and other assets, net, at December 31, 2023 and 2022 are composed of the following:

	December 31,
	2023	2022
Lease origination costs	$5,501,000	$4,747,000
Right-of-use assets	2,059,000	2,062,000
Prepaid expenses	1,504,000	1,029,000
Other	77,000	86,000
Total other assets and deferred charges, net	$9,141,000	$7,924,000
Deferred costs are amortized over the terms of the related agreements. Amortization expense related to deferred costs, net of discontinued operations, amounted to $1.0 million and $1.1 million for 2023 and 2022, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $10.7 million and $10.6 million at December 31, 2023 and 2022, respectively. Deferred lease origination costs will be charged to future operations as follows:

Lease origination costs
2024	$874,000
2025	806,000
2026	747,000
2027	700,000
2028	568,000
Thereafter	1,806,000
$5,501,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Note 8. Loans Payable, net
Debt is composed of the following at December 31, 2023 and 2022 and collateralized by 13 properties at December 31, 2023 and 12 properties at December 31, 2022:

		December 31, 2023		December 31, 2022
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted-average	Balance outstanding	Contractual interest rates weighted-average
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	$9,060,000	7.3%	$—	n/a
Term loan, 10 properties	Nov 2032	110,000,000	5.3%	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%	25,000,000	6.4%
		144,060,000	5.6%	135,000,000	5.5%
Unamortized issuance costs		(3,566,000)		(3,538,000)
		$140,494,000		$131,462,000
On July 11, 2022, in connection with the Grocery-Anchored Portfolio Sale, the Company's then-existing unsecured credit facility and term loans were paid off and terminated, and the then-existing mortgage loans payable were assumed by the Grocery-Anchored Purchasers.
KeyBank Credit Agreement
On August 22, 2022, the Company entered into the KeyBank Credit Agreement for $130.0 million and was collateralized by all of the Company's remaining 19 properties following the Transactions. As of December 31, 2022, the KeyBank Credit Agreement was repaid with the proceeds from the Term Loan Agreement, 10 properties and Patuxent Crossing/Coliseum Marketplace Loan Agreement.
Term Loan Agreement, 10 properties
On October 28, 2022, the Company entered into the Term Loan Agreement, 10 properties for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly. Wheeler REIT, L.P. provided a limited recourse indemnity in connection with such loan. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Term Loan Agreement, 10 properties is collateralized by 10 properties, consisting of Brickyard Plaza, Fairview Commons, Gold Star Plaza, Golden Triangle, Hamburg Square, Pine Grove Plaza, Southington Center, Trexler Mall, Washington Center and Webster Commons, and proceeds were used to paydown the Company's KeyBank Credit Agreement.
Patuxent Crossing/Coliseum Marketplace Loan Agreement
On December 21, 2022, the Company entered into the Patuxent Crossing/Coliseum Marketplace Loan Agreement for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity on January 6, 2033. The Patuxent Crossing/Coliseum Marketplace Loan Agreement is collateralized by 2 properties, consisting of Patuxent Crossing and Coliseum Marketplace, and proceeds were used to satisfy the remaining obligation of the KeyBank Credit Agreement and released the remaining collateral under that agreement.
Timpany Plaza Loan Agreement
On September 12, 2023, the Company entered into the Timpany Plaza Loan Agreement for $11.56 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months. Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.06 million of the $11.56 million, and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies within one year of the agreement date. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Scheduled Principal Payments
Scheduled principal payments on secured term loans at December 31, 2023, due on various dates from 2024 to 2033, are as follows:

2024	$74,000
2025	306,000
2026	329,000
2027	481,000
2028	9,456,000
Thereafter	133,414,000
$144,060,000
Derivative Financial Instruments
The Company terminated its outstanding interest rate swaps as part of the Grocery-Anchored Portfolio Sale for a $3.4 million benefit, which is included in interest expense, net on the consolidated statement of operations for the year ended December 31, 2022. Charges and/or credits relating to the changes in the fair value of the interest rate swaps were made to accumulated other comprehensive loss, limited partners' interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss were reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affected earnings.
The following presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the years ended 2023 and 2022, respectively:

		Gain recognized in other comprehensive income (loss) (effective portion)
Designation/ Cash flow	Derivative	Years ended December 31,
		2023	2022
Qualifying	Interest rate swaps	$—	$6,001,000

		(Loss) recognized in other comprehensive income (loss) reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2023	2022
	Continuing Operations	$—	$(2,320,000)
Note 9. Intangible Lease Asset/Liability
Unamortized intangible lease liabilities that relate to below market leases amounted to $2.7 million and $3.1 million at December 31, 2023 and December 31, 2022, respectively. Unamortized intangible lease assets that relate to above market leases amounted to $0.0 million and $0.1 million at December 31, 2023 and December 31, 2022, respectively.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
The unamortized balance of intangible lease liabilities at December 31, 2023 is net of accumulated amortization of $43.3 million, and will be credited to future operations as follows:

2024	$257,000
2025	243,000
2026	243,000
2027	243,000
2028	243,000
Thereafter	1,426,000
$2,655,000
Note 10. Commitments and Contingencies
The Company is the lessee under several ground lease agreements and its executive office lease agreement. The executive office lease agreement was terminated during the third quarter of 2022. As of December 31, 2023, the Company's weighted average remaining lease term is approximately 47.8 years and the weighted average discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease and executive office lease agreements was approximately $0.2 million and $0.3 million for 2023 and 2022, respectively.
The following table represents a reconciliation of the Company's undiscounted future minimum lease payments for its ground lease and executive office lease agreements applicable to lease liabilities as of December 31, 2023:

2024	$179,000
2025	179,000
2026	179,000
2027	179,000
2028	179,000
Thereafter	7,673,000
Total undiscounted future minimum lease payments	8,568,000
Future minimum lease payments, discount	(6,509,000)
Lease liabilities	$2,059,000
Insurance
The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors', officers', entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover losses.
Regulatory and Environmental
As the owner of the buildings on our properties, the Company could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in its buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if the Company does not comply with such laws, it could face fines for such noncompliance. Also, the Company could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in its buildings, and the Company could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in its buildings. In addition, some of the Company's tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject the Company or its tenants to

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
liability resulting from these activities. Environmental liabilities could affect a tenant's ability to make rental payments to the Company, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect the Company's operations. The Company is not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.
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
As described in Note 1, on March 2, 2022, the Company entered into definitive agreements for the Transactions, which provided for the sale of the Company and its assets in a series of related all-cash transactions. On April 8, 2022, several purported holders of the Company's outstanding preferred stock filed a putative class action complaint against the Company, the Board of Directors prior to the Merger, and WHLR in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527).
On May 6, 2022, the Plaintiffs in Sydney filed a motion for a preliminary injunction. Also on May, 6, 2022, a purported holder of the Company's outstanding preferred stock filed a separate putative class action complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. On May 11, 2022, the Company, the former Board of Directors of the Company and WHLR removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney Plaintiffs' motion for preliminary injunction be held on June 22, 2022. On June 2, 2022, the Plaintiffs in Kim also filed a motion for a preliminary injunction. The court consolidated the motions for preliminary injunction.
On June 23, 2022, following a hearing, the court issued an order denying both motions for preliminary injunction, holding that the Plaintiffs in both cases were unlikely to succeed on the merits and that Plaintiffs had not established that they would suffer irreparable harm if the injunction was denied.
By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland's Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants' motions to dismiss, without leave to amend, and denying Plaintiffs' motion to certify a question of law to the Maryland Supreme Court. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905, docketed on August 30, 2023. The appeal has been fully briefed. At this juncture, the outcome of the litigation remains uncertain.
On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against the Company and the Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the former Board of Directors are control persons under Section 20(a) of the Exchange Act. On September 25, 2023, the Court granted Defendants' motion to dismiss the complaint with prejudice, and the time within which the Plaintiff could have appealed such decision has passed.
On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against the Company, the Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other relief, an award of monetary damages, attorneys' fees, and expert fees. The Defendants filed motions in the Nassau County action to dismiss or stay the case based both on the pendency of the lawsuit in Maryland in which the same claims were asserted by other preferred stockholders and on the merits. The court held a hearing on the motions on October 27, 2023, and on December 4, 2023 granted the motions to dismiss based on the pendency of the lawsuit in Maryland without addressing the merits.
Note 11. Shareholders' Equity
Preferred Stock
The Company's 7.25% Series B Cumulative Redeemable Preferred Stock "Series B Preferred Stock" has no stated maturity, is not convertible into any other security of the Company, and is redeemable, in whole or in part, at the Company's option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.
The Company's 6.50% Series C Cumulative Redeemable Preferred Stock "Series C Preferred Stock" has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company's option beginning August 24, 2022 at a price of $25.00 per share plus accrued and unpaid distributions.
The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2023		December 31, 2022
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000
Common Stock
The Company had a Dividend Reinvestment and Direct Stock Purchase Plan ("DRIP") which offered a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company's common stock. Such purchases were at 100% of market value. There were no significant transactions under the DRIP during 2022. At December 31, 2022, there were no shares authorized under the DRIP since the DRIP was terminated in connection with the Transactions.
Dividends
The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2023	2022
Common stock	$—	$19.586
7.25% Series B Preferred Stock	$1.813	$1.813
6.50% Series C Preferred Stock	$1.625	$1.625
On August 9, 2022, the Company's Board of Directors declared a special dividend on shares of the Company's outstanding common stock of $19.52 per share, payable to holders of record of the Company's common stock at the close of business on August 19, 2022.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
On August 26, 2022, the Company paid merger consideration of $9.48 per share on shares of the Company's outstanding common stock.
At December 31, 2023 and 2022, there were $1.2 million and $1.2 million, respectively, of accrued preferred stock dividends.
Note 12. Revenues
Rental revenues for 2023 and 2022, respectively, are comprised of the following:

	Years ended December 31,
	2023	2022
Base rents	$23,902,000	$23,997,000
Expense recoveries - variable lease revenue	7,705,000	8,001,000
Percentage rent - variable lease revenue	479,000	531,000
Straight-line rents	854,000	77,000
Above (below) market lease amortization, net	336,000	896,000
	33,276,000	33,502,000
Credit adjustments on operating lease receivables	711,000	(539,000)
Total rental revenues	$33,987,000	$32,963,000
The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental income. The Company's review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue.
Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2023 are approximately as follows:

2024	$24,680,000
2025	24,042,000
2026	22,237,000
2027	20,212,000
2028	15,329,000
Thereafter	51,420,000
$157,920,000
Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants' sales volume. Such amounts do not include amortization of intangible lease liabilities.
Note 13. 401(k) Retirement Plan
The Company had a 401(k) retirement plan (the "Plan"), which permitted all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company could make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $145,000 for 2022. The Plan was terminated as a result of the Company's merger with WHLR.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Note 14. Share-Based Compensation
The following tables set forth certain share-based compensation information for 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022
Expense relating to share/unit grants	$—	$1,662,000
Amounts capitalized	—	(54,000)
Total charged to operations	$—	$1,608,000
At December 31, 2023 and 2022, there were no shares available for grants pursuant to the Company's 2017 Stock Incentive Plan since this plan was terminated in connection with the Merger.
During 2022, there were 7,000 time-based restricted shares issued with a weighted average grant date fair value of $26.31 per share.
The total fair value of shares vested during 2022 was $11.9 million.
Former President and CEO Employment Contract
On June 15, 2018, the Company's then-President and CEO was granted a market performance-based equity award of 227,272 restricted stock units ("RSUs") and 227,272 dividend equivalent rights ("DERs") of the Company. Each RSU represents a contingent right to receive one share of common stock if certain market performance criteria are achieved. Each DER accrues and will be deemed to be reinvested into the Company's common stock for which payment will only be made for the portion of the market performance-based equity award that are earned and vest. During the three years ending June 15, 2021 (the "Interim Performance Period"), a maximum of 113,636 shares were earned. Any portion of the market performance-based equity award that was not earned as of the end of the Interim Performance Period was to be carried forward for calculation for the five years ending June 15, 2023 (the "Full Performance Period"). The percentage of the market performance-based equity award to be earned was to be determined based on the Company's annual return on an investment in the Company's common stock ("TSR") over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation was to be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above. Based on market performance for the Interim Performance Period, it was determined the Company's then-President and CEO earned 113,636 shares. Accordingly, on July 20, 2021, the Company issued 113,636 common shares to the then-President and CEO and paid him $0.3 million for the related DERs.
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
Note 15. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company's share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2023 and 2022, the

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Company had 0.0 million and 0.2 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for 2023 and 2022, respectively:

	Years ended December 31,
	2023	2022
Numerator
Net income (loss) from continuing operations	$2,007,000	$(79,010,000)
Preferred stock dividends	(10,752,000)	(10,752,000)
Net loss attributable to noncontrolling interests	—	355,000
Net earnings allocated to unvested shares	—	58,000
Loss from continuing operations, net of noncontrolling interest, attributable to vested common shares	(8,745,000)	(89,349,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	122,686,000
Net (loss) income attributable to vested common shares	$(8,745,000)	$33,337,000
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,718,000	13,448,000
Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.64)	$(6.64)
Discontinued operations	—	9.12
	$(0.64)	$2.48
Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2023, there were no market performance-based equity awards issued or outstanding. For 2022, no RSUs would have been issuable under the Company's then-President and CEO's market performance-based equity award (see Note 14, Share-Based Compensation) had the measurement period ended on December 31, 2022, and therefore, this market performance-based equity award had no impact in calculating diluted EPS for this period. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding was 0 and 44,000 for 2023 and 2022, respectively.
Note 16. Related Party Transactions
With the completion of the Company's merger with WHLR, the Company became a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2023 and 2022, the Company paid WHLR $2.1 million and $1.0 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR at December 31, 2023 and 2022 are comprised of:

	December 31,
	2023	2022
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	225,000	110,000
Leasing commissions	161,000	85,000
Cost Sharing Agreement allocations (a)	548,000	—
Other	(6,000)	(33,000)
Total	$8,094,000	$7,328,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(a)Includes allocations for executive compensation and directors' liability insurance. In 2022, WHLR did not make any allocations to the Company for these services due to certain limitations set forth in the Cost Sharing Agreement.
Note 17. Subsequent Events
On January 23, 2024, the Company's Board of Directors declared a dividend of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends were paid on February 20, 2024 to shareholders of record on February 9, 2024.
On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Revolving Credit Agreement"). The interest rate under the Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and principal is due at maturity on February 28, 2025. The Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties.

Cedar Realty Trust, Inc.
Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions	Balance at
	beginning	costs and	from	end
Description	of year	expense	reserves	of year
Allowance for doubtful accounts:
Year ended December 31, 2023	$2,565,000	$(711,000)	$(1,385,000)	$469,000
Year ended December 31, 2022	$4,971,000	$539,000	$(2,945,000)	$2,565,000

Cedar Realty Trust, Inc.
Schedule III
Real Estate and Accumulated Depreciation

Property	Encumbrances	Gross leasable area	Initial cost to the Company		Subsequent cost capitalized (c)
			Land	Building and Improvements
Brickyard Plaza	(a)	227,598	$7,632,000	$29,308,000	$(812,000)
Carll's Corner		116,532	3,034,000	15,293,000	(12,541,000)
Coliseum Marketplace	(b)	106,648	2,924,000	14,416,000	(2,936,000)
Fairview Commons	(a)	50,119	858,000	3,568,000	462,000
Fieldstone Marketplace		193,970	5,229,000	21,440,000	(3,206,000)
Gold Star Plaza	(a)	71,720	1,644,000	6,519,000	(115,000)
Golden Triangle	(a)	202,790	2,320,000	9,713,000	12,162,000
Hamburg Square	(a)	102,058	1,153,000	4,678,000	6,571,000
Kings Plaza		168,243	2,413,000	12,604,000	2,611,000
Oakland Commons		90,100	2,504,000	15,662,000	(4,668,000)
Oregon Avenue		—	2,247,000	18,616,000	(16,969,000)
Patuxent Crossing	(b)	264,068	14,849,000	18,445,000	1,916,000
Pine Grove Plaza	(a)	79,306	2,010,000	6,489,000	652,000
South Philadelphia		221,511	8,222,000	36,314,000	(8,670,000)
Southington Center	(a)	155,842	—	11,834,000	1,464,000
Timpany Plaza	$9,060,000	182,799	3,412,000	19,240,000	(3,801,000)
Trexler Mall	(a)	342,541	6,932,000	32,815,000	13,705,000
Washington Centers Shoppes	(a)	157,300	2,061,000	7,314,000	7,617,000
Webster Commons	(a)	98,984	3,551,000	18,412,000	(1,518,000)
Other	n/a	—	1,965,000	—	(1,399,000)
Total Portfolio		2,832,129	$74,960,000	$302,680,000	$(9,475,000)

	Gross amount at which carried at December 31, 2023			Accumulated depreciation	Year built/ Year last renovated	Year acquired	Depreciation life
(continued)
Property	Land	Building and improvements	Total
Brickyard Plaza	$7,648,000	$28,480,000	$36,128,000	$14,894,000	1990/2012	2004	3 - 40 years
Carll's Corner	220,000	5,566,000	5,786,000	4,756,000	1960s-1999	2007	3 - 40 years
Coliseum Marketplace	3,586,000	10,818,000	14,404,000	7,182,000	1987/2012	2005	3 - 40 years
Fairview Commons	858,000	4,030,000	4,888,000	1,964,000	1976/2003	2007	3 - 40 years
Fieldstone Marketplace	5,167,000	18,296,000	23,463,000	12,593,000	1988/2003	2005/2012	3 - 40 years
Gold Star Plaza	1,644,000	6,404,000	8,048,000	3,018,000	1988	2006	3 - 40 years
Golden Triangle	2,320,000	21,875,000	24,195,000	12,063,000	1960/2005	2003	3 - 40 years
Hamburg Square	1,153,000	11,249,000	12,402,000	5,263,000	1993/2010	2004	3 - 40 years
Kings Plaza	2,408,000	15,220,000	17,628,000	5,970,000	1970/1994	2007	3 - 40 years
Oakland Commons	2,504,000	10,994,000	13,498,000	6,654,000	1962/2013	2007	3 - 40 years
Oregon Avenue	2,141,000	1,753,000	3,894,000	177,000	2011	2016	3 - 40 years
Patuxent Crossing	13,211,000	21,999,000	35,210,000	11,563,000	1985-1997	2009	3 - 40 years
Pine Grove Plaza	1,622,000	7,529,000	9,151,000	4,062,000	2001/2002	2003	3 - 40 years
South Philadelphia	8,222,000	27,644,000	35,866,000	22,627,000	1950/2003	2003	3 - 40 years
Southington Center	—	13,298,000	13,298,000	6,591,000	1972/2000	2003	3 - 40 years
Timpany Plaza	3,368,000	15,483,000	18,851,000	8,349,000	1970's-1989	2007	3 - 40 years
Trexler Mall	6,932,000	46,520,000	53,452,000	21,946,000	1973/2013	2005	3 - 40 years
Washington Centers Shoppes	2,000,000	14,992,000	16,992,000	7,719,000	1979/1995	2001	3 - 40 years
Webster Commons	4,081,000	16,364,000	20,445,000	8,892,000	1960's-2004	2007	3 - 40 years
Other	—	566,000	566,000	206,000	n/a	n/a	n/a
Total Portfolio	$69,085,000	$299,080,000	$368,165,000	$166,489,000

Cedar Realty Trust, Inc.
Schedule III
Real Estate and Accumulated Depreciation
The changes in real estate and accumulated depreciation for the years ended December 31, 2023 and 2022, respectively, are as follows:

Cost	2023		2022
Balance, beginning of the year	$364,110,000		$369,827,000
Properties transferred to/from held for sale	—		(11,495,000)
Disposals	(2,401,000)		—
Property impairments	—		(16,629,000)
Improvements and betterments	6,456,000		22,407,000
Balance, end of the year	$368,165,000	(d)	$364,110,000

Accumulated depreciation
Balance, beginning of the year	$157,468,000		$155,250,000
Properties transferred to/from held for sale	—		(15,339,000)
Disposals	(945,000)		—
Depreciation expense (e)	9,966,000		17,557,000
Balance, end of the year	$166,489,000		$157,468,000

Net book value	$201,676,000		$206,642,000
(a)Properties secure the Term Loan Agreement, 10 properties.
(b)Properties secure the Patuxent Crossing/Coliseum Marketplace Loan Agreement.
(c)Negative amounts represent write-offs of fully depreciated assets and impairments.
(d)At December 31, 2023, the aggregate cost for federal income tax purposes was approximately $86.3 million greater than the Company's recorded values.
(e)Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our internal control over financial reporting is evaluated on a regular basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our internal control over financial reporting and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant.
Management conducted an assessment of the effectiveness of our company's internal control over financial reporting as of December 31, 2023, utilizing the framework established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2023 were effective.
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
This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm in accordance with SEC rules.

Item 9B. Other Information:
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections: Not applicable
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The affairs of the Company are managed by the Board of Directors. Directors are elected annually by the Company's sole holder of its common stock, and serve until a successor has been elected or approved.
Code of Ethics and Governance Principles
The Company is operating under WHLR's Code of Business Conduct and Ethics and Corporate Governance Principles, each of which are available on our website, all under separate headings as allowed by the NYSE Governance Requirements. The Company will post any amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company's Chief Executive Officer and Chief Financial Officer) on its website. The Code of Business Conduct and Ethics is available at ir.whlr.us under "Governance - Governance Documents."
The Company is relying on the general exemption to the requirement to have an audit committee provided in Rule 10A-3. WHLR satisfies the requirements of Rule 10A-3 with respect to its common stock listed on NASDAQ. The Company is 100% beneficially owned by WHLR. The Company has listed on the NYSE only non-convertible, non-participating preferred securities.
Members of the Board of Directors
As of December 31, 2023, the members of the Board of Directors are identified below:

Directors
Kerry G. Campbell
Paula J. Poskon
E.J. Borrack
M. Andrew Franklin
Crystal Plum
Kerry G. Campbell
Chairman of the Board of Directors; Independent Director
Age — 58
Director since 2022
Mr. Campbell was appointed to the Board of Directors in August 2022 and serves as its Chair. Ms. Campbell also serves on the Board of Directors of WHLR. Mr. Campbell is the principal of a financial litigation and investment management consulting firm, Kerry Campbell LLC, where since February 2014, he has served as a financial expert witness for arbitrations and litigations and provided consulting services to financial institutions and investors. His firm has been retained by institutional investors, high net worth investors and large global diversified financial institution.
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

E.J. Borrack
Independent Director
Age — 59
Director since 2022
E.J. Borrack was appointed to the Board of Directors in August 2022. Ms. Borrack also serves on the Board of Directors of WHLR. Since 2013, she has been the General Counsel of The Stilwell Group, a group of private investment partnerships with a focus on activist investing in financially-related, small-cap companies. Previously, she was the Chief Compliance Officer of two SEC registered investment advisers. She was also the General Counsel of Wealthfront during that company's start-up phase. Prior to that, Ms. Borrack worked on complex commercial litigation matters as an associate at law firms in New York City and Philadelphia.
Ms. Borrack graduated from the University of Pennsylvania Law School and has a B.A. in English from the University of Pennsylvania.
Ms. Borrack has been chosen as a director based on her breadth of experience working on issues involving complex commercial litigation, regulatory compliance, securities regulation, and corporate governance.
Paula J. Poskon
Independent Director
Age — 59
Director since 2022
Ms. Poskon was appointed to the Board of Directors in August 2022. Ms. Poskon is the President of STOV Advisory Services LLC ("STOV"), which offers professional consulting and advisory services to company executives and institutional investors in the areas of real estate, capital markets, investor relations, and diversity and inclusion. She founded STOV in July 2016. For the past 15 years of her two decades of capital markets experience, Ms. Poskon specialized in real estate investment trusts.
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
M. Andrew Franklin and Crystal Plum
Mr. Franklin and Ms. Plum are also officers of the Company, and their biographies are included below. Mr. Franklin has been chosen as a director based on his extensive experience in the real estate industry and knowledge of WHLR, the Company’s parent. Ms. Plum has been chosen as a director based on her experience with corporate accounting and financial matters and her knowledge of WHLR.
Executive Officers
M. Andrew Franklin
Director, Chief Executive Officer and President since August 2022
Age — 43
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
Crystal Plum
Director, Chief Financial Officer and Treasurer since August 2022
Age — 42
Crystal Plum was appointed as Chief Financial Officer, Treasurer and Director in August 2022, in connection with consummation of the Company's merger with WHLR. She previously served as Corporate Secretary of the Company until November 2023. Ms. Plum was also appointed as Chief Financial Officer of WHLR in February 2020 and previously served as their Vice

President of Financial Reporting and Corporate Accounting from March 2018 to February 2020 and as their Director of Financial Reporting from September 2016 to March 2018. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science in Business Administration — Accounting and Finance from Old Dominion University.
Director Compensation
Directors who are employees or officers of our Company do not receive any compensation for their services. For fiscal year 2023, non-employee and non-officer directors were entitled to annual cash compensation in the amount of $50,000 for their services as directors, with an additional annual cash retainer of $40,000 for service as Chair, to be paid quarterly.
We reimburse each of our directors for his or her expenses incurred in connection with attendance at Board of Directors and committee meetings.
The following table summarizes our directors' compensation for 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Kerry G. Campbell	90,000	—	—	90,000
Paula J. Poskon	50,000	—	—	50,000
E.J. Borrack	50,000	—	—	50,000
M. Andrew Franklin	—	—	—	—
Crystal Plum	—	—	—	—
(1)As of December 31, 2023, none of the directors held any equity awards on account of their service on the Board of Directors.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, the Company's equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2023.
Item 11. Executive Compensation
Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of our named executive officers, calculated in accordance with SEC rules and regulations:

Name	Fiscal Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	All Other Compensation ($)	Total ($)
M. Andrew Franklin (4)	2023	159,000	70,000	—	—	229,000
Chief Executive Officer	2022	—	—	—	—	—
and President
Crystal Plum (4)	2023	99,000	44,000	—	—	143,000
Chief Financial	2022	—	—	—	—	—
Officer
(1)Amounts shown for Mr. Franklin and Ms. Plum are salary allocations made from WHLR to the Company in accordance with the Cost Sharing Agreement.

(2)Amounts shown for Mr. Franklin and Ms. Plum are bonus allocations made from WHLR to the Company in accordance with the Cost Sharing Agreement.
(3)This column represents the grant date fair value of stock awards granted under the Company's Stock Incentive Plans. The number of shares granted is calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"), not including any estimates of forfeitures related to service-based vesting conditions.
(4)Each of Mr. Franklin and Ms. Plum were appointed to each of their positions with the Company in August 2022 upon the closing of the Merger. Mr. Franklin and Ms. Plum are compensated by WHLR and the Company did not reimburse WHLR for any related compensation costs in 2022.
Grants of Plan-Based Awards for Year Ended December 31, 2023
There were no grants of plan-based awards for the year ended December 31, 2023.
Outstanding Equity Awards at Fiscal Year Ended December 31, 2023
There were no outstanding equity awards at December 31, 2023.
Potential Payments Upon Termination or Change in Control
Mr. Franklin and Ms. Plum
As of December 31, 2023, Mr. Franklin's employment agreement with WHLR provides for benefits upon a change in control of WHLR, which is the parent of the Company. In the event that Mr. Franklin terminates his employment with "Good Reason" following a "Change in Control" or is terminated by WHLR without "Cause" (as such terms are defined in his employment agreement) and such termination occurred within six months of a change in control, Mr. Franklin would generally be entitled to a lump sum payment equal to 2.99 times his annual base salary ($400,000), less mandatory deductions, payable within ninety calendar days of the termination (and, in the case of such a termination without Cause, a bonus amount based on any bonus determined by WHLR's Board of Directors and payable to other executives of WHLR during the twelve months after the change in control). In addition, Mr. Franklin would be entitled to health care coverage pursuant to COBRA at Mr. Franklin's expense for up to eighteen months.
As of December 31, 2023, Ms. Plum was not party to any arrangements with the Company or WHLR that provide for benefits payable upon a termination of employment or change in control.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Based upon our records and the information reported in filings with the SEC, the following were beneficial owners of more than 5% of our shares of Common Stock as of December 31, 2023:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Wheeler Real Estate Investment Trust, Inc. 2529 Virginia Beach Boulevard Virginia Beach, VA 23452	13,718,169	100.0%
(1)Based upon 13,718,169 shares of Common Stock outstanding on December 31, 2023. All beneficial ownership identified on this table is held by the beneficial owner with sole voting power and sole investment power.

Name of NEO or Director	Number of Series B Shares Beneficially Owned	Percentage of Series B Shares Beneficially Owned	Number of Series C Shares Beneficially Owned	Percentage of Series C Shares Beneficially Owned
Kerry G. Campbell	—	*	—	*
Paula J. Poskon	—	*	—	*
E.J. Borrack	—	*	—	*
M. Andrew Franklin	2,890	*	1,900	*
Crystal Plum	—	*	—	*
Directors and Executive Officers as a Group	2,890	*	1,900	*
*Less than 1%
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
With the completion of the Company's merger with WHLR, the Company became a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2023 and 2022, the Company paid WHLR $2.1 million and $1.0 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR at December 31, 2023 and 2022 are comprised of:

	December 31,
	2023	2022
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	225,000	110,000
Leasing commissions	161,000	85,000
Cost Sharing Agreement allocations (a)	548,000	—
Other	(6,000)	(33,000)
Total	$8,094,000	$7,328,000
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

Item 14. Principal Accountant Fees and Services
The Company's independent registered public accounting firm was Cherry Bekaert LLP in 2023 and Ernst & Young LLP and Cherry Bekaert LLP in 2022. The following table summarizes fees paid to our independent registered public accounting firms for the years ended December 31, 2023 and 2022:

Type of Fee	2023	2022
Audit Fees (1)	$297,000	$282,000
Audit Related Fees	—	—
Tax Fees (2)	—	183,000
All Other Fees	—	—
Total	$297,000	$465,000
(1)Audit fees were incurred for professional services in connection with the audit of our consolidated financial statements for the years ended December 31, 2023 and 2022, for internal control over financial reporting for the year ended December 31, 2022, reviews of our interim consolidated financial statements which are included in each of our quarterly reports on Form 10-Q for the years ended December 31, 2023 and 2022, and certain accounting consultations.
(2)Tax fees for 2022 include tax compliance and preparation, and tax consulting services related to tax planning.
Prior to the completion of the Merger on August 22, 2022, Cedar's then-Audit Committee reviewed and approved the fees of the Company's independent registered public accounting firm in accordance with its policies and procedures. Following the completion of the Merger, the Audit Committee was disbanded and WHLR's Audit Committee serves as the Company's audit committee, which reviewed and approved all of the 2022 and 2023 fees of the Company's independent registered public accounting firm in accordance with its policies and procedures.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The response to this portion of Item 15 is included in Item 8 of this report.
2.Financial Statement Schedules
The response to this portion of Item 15 is included in Item 8 of this report.
3.Exhibits

Incorporated by Reference
Item	Title or Description	Form	Filing Date

2.1.a	Asset Purchase Agreement, dated as of March 2, 2022, by and among Cedar Realty Trust, Inc., DRA Fund X-B LLC, and KPR Centers LLC	Current Report on Form 8-K	March 3, 2022

2.1.b	First Amendment to Asset Purchase and Sale Agreement, dated as of April 1, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC.	Annual Report on Form 10-K	March 2, 2023

2.1.c	Second Amendment to Asset Purchase and Sale Agreement, dated as of April 29, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC.	Annual Report on Form 10-K	March 2, 2023

2.1.d	Third Amendment to Asset Purchase and Sale Agreement, dated as of July 7, 2022, by and among the Seller Parties signature thereto, Cedar Realty Trust, Inc., DRA Fund X-B LLC and KPR Centers LLC.	Annual Report on Form 10-K	March 2, 2023

2.2.a
Agreement and Plan of Merger, dated as of March 2, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P.
		Current Report on Form 8-K	March 3, 2022

2.2.b
First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P.
		Proxy Statement on Schedule 14A	April 21, 2022

2.2.c
Second Amendment to Merger Agreement, entered into as of August 9, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub, Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P.
		Current Report on Form 8-K	August 12, 2022

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc.	Annual Report on Form 10-K	February 25, 2014

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Registration Statement on Form 8-A	August 18, 2017

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	August 22, 2017

Incorporated by Reference
Item	Title or Description	Form	Filing Date
3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	December 15, 2017

3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	May 7, 2018

3.1.f	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 27, 2020

3.1.g	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 27, 2020

3.2	Amended and Restated By-laws of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 2, 2020

4.1†	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Loan Agreement, dated as of August 22, 2022, by and between Cedar Realty Trust Partnership, L.P., as Borrower, KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Bookrunner, and the Lenders party thereto.
		Current Report on Form 8-K	August 25, 2022

10.2	Guaranty, dated August 22, 2022, made by Cedar Realty Trust, Inc.	Current Report on Form 8-K	August 25, 2022

10.3
Environmental Compliance and Indemnity Agreement, dated as of August 22, 2022, made by Wheeler Real Estate Investment Trust, Inc., Cedar Realty Trust, Inc., Cedar Realty Trust Partnership, L.P., and certain subsidiaries of Cedar Realty Trust Partnership, L.P.
		Current Report on Form 8-K	August 25, 2022

10.4	Term Loan Agreement dated October 28, 2022, between Guggenheim Real Estate LLC and the Borrowers party thereto.	Current Report on Form 8-K	October 31, 2022

10.5	Loan Agreement dated December 21, 2022, between Citi Real Estate Funding Inc and the Borrowers party thereto.	Current Report on Form 8-K	December 22, 2022

14.1†	WHLR Code of Business Conduct and Ethics

21.1†	List of Subsidiaries of the Registrant

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†	Section 1350 Certification of Chief Executive Officer

Incorporated by Reference
Item	Title or Description	Form	Filing Date

32.2†	Section 1350 Certification of Chief Financial Officer

97.1†	Cedar Realty Trust, Inc. Incentive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________
† Filed or furnished herewith.
*Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits have been omitted. The registrant hereby agrees to furnish a copy of any omitted exhibit to the SEC upon request by the SEC.
(b)Exhibits
The response to this portion of Item 15 is included in Item 15(a)(3) above.
(c)The following financial statement schedules are filed as part of the report:
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
March 5, 2024
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
March 5, 2024