Form 10-Q
period 2024-03-31
CEDAR REALTY TRUST, INC.
filed 2024-05-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

CEDAR REALTY TRUST, INC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Form 10-Q") of Cedar Realty Trust, Inc. (the "Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
Factors that could cause actual results, performance or achievements to differ materially from any forward-looking statements made in this Form 10-Q include, but are not limited to:
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
•litigation risks generally;
•the risk that shareholder litigation in connection with the Company's 2022 merger with Wheeler Real Estate Investment Trust, Inc. ("WHLR") and other series of related asset sale transactions (collectively, the "Transactions") may result in significant costs of defense, indemnification and liability;
•financing risks, such as the Company's inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company's borrowing costs as a result of changes in interest rates and other factors;
•the impact of the Company's leverage on operating performance;
•our ability to successfully execute strategic or necessary asset acquisitions and divestitures;
•our ability to continue to pay quarterly dividends on our preferred stock;
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
Forward-looking statements in this Form 10-Q should be read in light of these factors. Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company's actual results and may be beyond the Company's control. New factors emerge from time to time, and it is not possible for the Company's management to predict all such factors or to assess the effects of each factor on the Company's business. Accordingly, there can be no assurance that the Company's current expectations will be realized.

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate:
Land	$61,507,000	$69,085,000
Buildings and improvements	266,894,000	299,080,000
	328,401,000	368,165,000
Less accumulated depreciation	(138,044,000)	(166,489,000)
Real estate, net	190,357,000	201,676,000

Real estate held for sale	13,890,000	—
Cash and cash equivalents	5,334,000	6,518,000
Restricted cash	9,792,000	9,390,000
Receivables, net	5,642,000	6,357,000
Deferred costs and other assets, net	8,607,000	9,141,000
TOTAL ASSETS	$233,622,000	$233,082,000

LIABILITIES AND EQUITY
Loans payable, net	$141,590,000	$140,494,000
Loans payable, net - real estate held for sale	993,000	—
Accounts payable, accrued expenses, and other liabilities	8,921,000	8,382,000
Due to Wheeler Real Estate Investment Trust, Inc.	8,446,000	8,094,000
Below market lease intangibles, net	2,580,000	2,655,000
Total liabilities	162,530,000	159,625,000

Commitments and contingencies (Note 6)

Equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,323,000	868,323,000
Cumulative distributions in excess of net income	(957,595,000)	(955,230,000)
Total equity	71,092,000	73,457,000
TOTAL LIABILITIES AND EQUITY	$233,622,000	$233,082,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2024	2023
REVENUES
Rental revenues	$8,715,000	$8,641,000
Other revenues	50,000	282,000
Total revenues	8,765,000	8,923,000
EXPENSES
Operating, maintenance and management	2,424,000	2,411,000
Real estate and other property-related taxes	1,387,000	1,389,000
Corporate general and administrative	562,000	712,000
Depreciation and amortization	1,892,000	2,493,000
Total expenses	6,265,000	7,005,000

OPERATING INCOME	2,500,000	1,918,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(2,177,000)	(1,904,000)
Total non-operating income and expenses	(2,177,000)	(1,904,000)

NET INCOME	323,000	14,000

Preferred stock dividends	(2,688,000)	(2,688,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,365,000)	$(2,674,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.17)	$(0.19)

Weighted average number of common shares	13,718,000	13,718,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2024
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(955,230,000)	$73,457,000
Net income	—	—	—	—	—	323,000	323,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2024	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(957,595,000)	$71,092,000
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
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$323,000	$14,000
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rents	(232,000)	(190,000)
Credit adjustments on operating lease receivables	127,000	(164,000)
Depreciation and amortization	1,892,000	2,493,000
Above (below) market lease amortization, net	(75,000)	(23,000)
Amortization of deferred financing costs	146,000	89,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	388,000	670,000
Deferred costs and other assets, net	(451,000)	(1,309,000)
Accounts payable, accrued expenses, and other liabilities	(52,000)	(73,000)
Net cash provided by operating activities	2,066,000	1,507,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(2,102,000)	(475,000)
Net cash used in investing activities	(2,102,000)	(475,000)

FINANCING ACTIVITIES
Net advances under Revolving Credit Agreement	1,387,000	—
Term loan proceeds	1,000,000	—
Payments of deferred financing costs	(445,000)	—
Preferred stock dividends	(2,688,000)	(2,688,000)
Net cash used in financing activities	(746,000)	(2,688,000)

Net decrease in cash, cash equivalents and restricted cash	(782,000)	(1,656,000)
Cash, cash equivalents and restricted cash at beginning of period	15,908,000	13,463,000
Cash, cash equivalents and restricted cash at end of period	$15,126,000	$11,807,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$5,334,000	$1,654,000
Restricted cash	9,792,000	10,153,000
Cash, cash equivalents and restricted cash	$15,126,000	$11,807,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a real estate investment trust ("REIT") that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At March 31, 2024, the Company owned a portfolio of 19 properties.
Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2024, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
As used herein, the "Company" refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership, or, where the context so requires, Cedar Realty Trust, Inc. only.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation/Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").
The unaudited condensed consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, and its subsidiaries. Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current year presentation.
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2024	2023
Supplemental disclosure of cash activities:
Cash paid for interest	$2,033,000	$1,704,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	1,079,000	1,650,000
Recently Issued Accounting Pronouncements
Accounting standards that have been recently issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)
Note 3. Real Estate
All of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans and revolving credit facility. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
The Company's depreciation expense on investment properties was $1.7 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
At March 31, 2024, real estate held for sale includes South Philadelphia, as the Company has committed to a plan to sell components of the property. There was no real estate held for sale as of December 31, 2023.
Real estate held for sale and associated liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Real estate, net	$12,735,000	$—
Receivables, net - unbilled straight-line rent	434,000	—
Deferred costs and other assets, net	721,000	—
Total real estate held for sale	$13,890,000	$—

	March 31,	December 31,
	2024	2023
Revolving Credit Agreement	$1,387,000	$—
Deferred financing costs, net	(394,000)	—
Total loans payable, net - real estate held for sale	$993,000	$—
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of March 31, 2024 and December 31, 2023, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $141.9 million and $131.4 million, respectively, and the carrying value of such loans, was $141.6 million and $140.5 million, respectively. As of March 31, 2024, the aggregate fair value of the Company's Revolving Credit Agreement (as defined herein) approximated the carrying value.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)
Note 5. Loans Payable, net
The Company's loans payable are collateralized by all of the Company's properties and are composed of the following:

		March 31, 2024
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Variable-rate secured revolving credit facility:
Revolving Credit Agreement	Feb 2025	$1,387,000	8.2%
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	10,060,000	7.3%
Term loan, 10 properties	Nov 2032	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		146,447,000	5.6%
Unamortized issuance costs		(3,864,000)
Total loans payable, net (including real estate held for sale)		142,583,000
Less: Loans payable, net - real estate held for sale (Note 3)		993,000
Total loans payable, net		$141,590,000
Revolving Credit Agreement
On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Revolving Credit Agreement"). The interest rate under the Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds are used for capital expenditures and tenant improvements for such properties.
Timpany Plaza Loan Agreement
On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of certain other lease-related contingencies.
Scheduled Principal Payments
Scheduled principal payments on indebtedness at March 31, 2024, due on various dates from 2024 to 2033, are as follows:

	Secured Term Loans	Revolving Credit Agreement	Total
For the remaining nine months ending December 31, 2024	$55,000	$—	$55,000
2025	228,000	1,387,000	1,615,000
2026	246,000	—	246,000
2027	391,000	—	391,000
2028	10,726,000	—	10,726,000
2029	1,556,000	—	1,556,000
Thereafter	131,858,000	—	131,858,000
	$145,060,000	$1,387,000	$146,447,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)
Note 6. Commitments and Contingencies
Lease Commitments
The Company is the lessee under two ground lease agreements. As of March 31, 2024, the Company's weighted average remaining lease term is approximately 47.5 years, and the weighted average discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland's Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants' motions to dismiss, without leave to amend, and denying Plaintiffs' motion to certify a question of law to the Maryland Supreme Court. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905, docketed on August 30, 2023. The appeal has been fully briefed and a hearing thereon is set before the Fourth Circuit for May 9, 2024. At this juncture, the outcome of the litigation remains uncertain.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)
Note 7. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2024		December 31, 2023
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2024	2023
7.25% Series B Preferred Stock	$0.453125	$0.453125
6.50% Series C Preferred Stock	$0.406250	$0.406250
Note 8. Revenues and Tenant Receivables
Tenant Receivables
As of March 31, 2024 and December 31, 2023, the Company's allowance for uncollectible tenant receivables totaled $0.4 million and $0.5 million, respectively. At March 31, 2024 and December 31, 2023, there were $4.1 million and $4.5 million, respectively, in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended March 31,
	2024	2023
Base rents	$6,184,000	$5,835,000
Expense recoveries - variable lease revenue	2,272,000	2,261,000
Percentage rent - variable lease revenue	79,000	168,000
Straight-line rents	232,000	190,000
Above (below) market lease amortization, net	75,000	23,000
Other	50,000	282,000
	8,892,000	8,759,000
Credit adjustments on operating lease receivables	(127,000)	164,000
Total revenues	$8,765,000	$8,923,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2024
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
Note 9. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended March 31,
	2024	2023
Numerator
Net income	$323,000	$14,000
Preferred stock dividends	(2,688,000)	(2,688,000)
Net loss attributable to common shares	$(2,365,000)	$(2,674,000)
Denominator
Weighted average number of common shares outstanding	13,718,000	13,718,000

Net loss per common share attributable to common shareholders	$(0.17)	$(0.19)
Note 10. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company, pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three months ended March 31, 2024, the Company paid WHLR $0.3 million for these services. During the three months ended March 31, 2023, the Company paid WHLR $0.4 million for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	March 31,	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	341,000	225,000
Leasing commissions	317,000	161,000
Cost Sharing Agreement allocations (a)	622,000	548,000
Other	—	(6,000)
Total	$8,446,000	$8,094,000
(a)Includes allocations for executive compensation and directors' liability insurance.
Note 11. Subsequent Events
On April 22, 2024, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on May 20, 2024 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on May 10, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q, along with the audited consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions as further described under the caption above entitled "Cautionary Note on Forward-Looking Statements." Our actual results or other events and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the caption above entitled "Cautionary Note on Forward-Looking Statements."
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast, and is a subsidiary of WHLR. At March 31, 2024, the Company owned a portfolio of 19 properties.
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
Significant Circumstances and Transactions
Revolving Credit Agreement
On February 29, 2024, the Company entered into the Revolving Credit Agreement. The interest rate under the Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties.
Timpany Plaza Loan Agreement
On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of other certain lease-related contingencies.
Real Estate Held for Sale
At March 31, 2024, real estate held for sale includes South Philadelphia, as the Company has committed to a plan to sell components of the property. There was no real estate held for sale as of December 31, 2023.
Real estate held for sale and associated liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Real estate, net	$12,735,000	$—
Receivables, net - unbilled straight-line rent	434,000	—
Deferred costs and other assets, net	721,000	—
Total real estate held for sale	$13,890,000	$—

	March 31,	December 31,
	2024	2023
Revolving Credit Agreement	$1,387,000	$—
Deferred financing costs, net	(394,000)	—
Total loans payable, net - real estate held for sale	$993,000	$—
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company, pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three months ended March 31, 2024, the Company paid WHLR $0.3 million for these services. During the three months ended March 31, 2023, the Company paid WHLR $0.4 million for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR are comprised of:

	March 31,	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	341,000	225,000
Leasing commissions	317,000	161,000
Cost Sharing Agreement allocations (a)	622,000	548,000
Other	—	(6,000)
Total	$8,446,000	$8,094,000
(a)Includes allocations for executive compensation and directors' liability insurance.
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
The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2023 Form 10-K. See Note 2, Summary of Significant Accounting Policies, for recently-adopted accounting pronouncements.
Results of Operations
Year-To-Date Comparison

	Three months ended March 31,		Change
	2024	2023	Dollars	Percent
Revenues	$8,765,000	$8,923,000	$(158,000)	-1.8%
Property operating expenses	(3,811,000)	(3,800,000)	(11,000)	0.3%
Property operating income	4,954,000	5,123,000	(169,000)
Corporate general and administrative	(562,000)	(712,000)	150,000	-21.1%
Depreciation and amortization	(1,892,000)	(2,493,000)	601,000	-24.1%
Interest expense, net	(2,177,000)	(1,904,000)	(273,000)	14.3%
Net income	$323,000	$14,000	$309,000

Revenues were lower as a result of (1) a decrease of $0.20 million in other income attributable to insurance reimbursements received in 2023, partially offset by (2) an increase of $0.05 million in rental revenues and expense recoveries attributable to same center properties.
Property operating expenses were relatively consistent period over period.
Corporate general and administrative costs were lower primarily as a result of a decrease of $0.20 million in legal and professional fees.
Depreciation and amortization expenses were lower primarily as a result of a decrease of $0.60 million attributable to same center properties.
Interest expense, net was higher as a result of (1) an increase of $0.14 million in interest expense due to an increase in the overall weighted average principal balance, (2) an increase of $0.08 million in interest expense due to an increase in the overall weighted average interest rate, and (3) an increase of $0.05 million in amortization expense of deferred financing costs.
Same-Property Net Operating Income
Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.
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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (the most directly comparable GAAP financial measure):

	For the three months ended March 31,
	2024	2023
Operating income	$2,500,000	$1,918,000
Add (deduct):
Corporate general and administrative	562,000	712,000
Depreciation and amortization	1,892,000	2,493,000
Straight-line rents	(232,000)	(190,000)
Above (below) market lease amortization, net	(75,000)	(23,000)
Other non-property revenue	170,000	(45,000)
NOI related to properties not defined as same-property	—	(204,000)
Same-Property NOI	$4,817,000	$4,661,000

Number of same properties	19	19
Same-property occupancy, end of period	85.3%	84.8%
Same-property leased, end of period	89.5%	87.2%
Same-property average base rent, end of period	$10.59	$10.28

Same-Property NOI for the three months ended March 31, 2024 increased 3.3% compared to the same period in the prior year. The results are driven primarily by an increase in average base rent of $0.31 per square foot and an increase in occupancy of 50 basis points. Property operating expenses were relatively consistent period over period.
Leasing Activity
The following is a summary of the Company's retail leasing activity for the 19-property portfolio:

	Three months ended March 31,
	2024	2023
Renewals (a):
Leases renewed with rate increase (sq feet)	32,267	56,171
Leases renewed with rate decrease (sq feet)	—	—
Leases renewed with no rate change (sq feet)	—	2,000
Total leases renewed (sq feet)	32,267	58,171

Leases renewed with rate increase (count)	3	5
Leases renewed with rate decrease (count)	—	—
Leases renewed with no rate change (count)	—	1
Total leases renewed (count)	3	6

Option exercised (count)	3	2

Weighted average on rate increases (per sq foot)	$0.61	$0.42
Weighted average on rate decreases (per sq foot)	$—	$—
Weighted average on all renewals (per sq foot)	$0.61	$0.40

Weighted average change of renewals over prior rates	3.07%	3.96%

New Leases (a) (b):
New leases (sq feet)	15,705	3,800
New leases (count)	4	2
Weighted average rate (per sq foot)	$16.58	$19.72

Weighted average change of new leases over prior rates	-12.46%	75.28%
(a)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations and the $9.8 million in restricted cash and the Revolving Credit Agreement as of March 31, 2024. The Revolving Credit Agreement is due at maturity on February 28, 2025, and is expected to be repaid with cash from property sales. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
The Company has $6.1 million outstanding construction commitments at March 31, 2024.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company paid preferred stock dividends through the first quarter of 2024 and has continued to declare preferred stock dividends through the second quarter of 2024. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
Net Cash Flows

	Three months ended March 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$2,066,000	$1,507,000
Investing activities	$(2,102,000)	$(475,000)
Financing activities	$(746,000)	$(2,688,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $2.2 million for the three months ended March 31, 2024. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $2.2 million for the three months ended March 31, 2023.
Investing Activities
Net cash flows used in investing activities were primarily the result of the Company's expenditures for property improvements. During the three months ended March 31, 2024, the Company incurred $2.1 million of expenditures for property improvements. During the three months ended March 31, 2023, the Company incurred $0.5 million of expenditures for property improvements. The increase in expenditures is due to the increased leasing activity.
Financing Activities
During the three months ended March 31, 2024, the Company received $1.4 million related to the Revolving Credit Agreement and $1.0 million related to the Timpany Plaza Loan Agreement, which was partially offset by $2.7 million of preferred stock distributions and $0.4 million of deferred financing costs paid by the Company. During the three months ended March 31, 2023, the Company paid $2.7 million of preferred stock distributions.
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
We believe the computation of FFO in accordance with Nareit's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Adjusted FFO ("AFFO"), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.
A reconciliation of net loss attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended March 31,
	2024	2023
Net loss attributable to common shareholders	$(2,365,000)	$(2,674,000)
Real estate depreciation and amortization	1,892,000	2,493,000
FFO applicable to common shares	(473,000)	(181,000)
Straight-line rents	(232,000)	(190,000)
Deferred financing costs amortization	146,000	89,000
Above (below) market lease amortization, net	(75,000)	(23,000)
AFFO applicable to common shares	$(634,000)	$(305,000)

FFO per common share	$(0.03)	$(0.01)

AFFO per common share	$(0.05)	$(0.02)

Weighted average number of common shares	13,718,000	13,718,000
Inflation, Deflation and Economic Condition Considerations
The U.S. continues to experience elevated levels of inflation, which could continue or worsen. Substantially all of the Company's tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company's business. Conversely, deflation could lead to downward pressure on rents and other sources of income.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Incorporated by Reference
Item	Title or Description	Form	Filing Date
31.1†	Rule 13a-14(a) Certification of Chief Executive Officer
31.2†	Rule 13a-14(a) Certification of Chief Financial Officer
32.1†	Section 1350 Certification of Chief Executive Officer
32.2†	Section 1350 Certification of Chief Financial Officer

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________
† Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR REALTY TRUST, INC.

	By:	/s/ CRYSTAL PLUM
Crystal Plum
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 6, 2024