Form 10-Q
period 2024-06-30
CEDAR REALTY TRUST, INC.
filed 2024-08-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

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

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate:
Land	$59,003,000	$69,085,000
Buildings and improvements	259,845,000	299,080,000
	318,848,000	368,165,000
Less accumulated depreciation	(134,039,000)	(166,489,000)
Real estate, net	184,809,000	201,676,000

Real estate held for sale	15,373,000	—
Cash and cash equivalents	6,822,000	6,518,000
Restricted cash	8,541,000	9,390,000
Receivables, net	5,679,000	6,357,000
Deferred costs and other assets, net	7,960,000	9,141,000
TOTAL ASSETS	$229,184,000	$233,082,000

LIABILITIES AND EQUITY
Loans payable, net	$141,701,000	$140,494,000
Accounts payable, accrued expenses, and other liabilities	9,231,000	8,382,000
Due to Wheeler Real Estate Investment Trust, Inc.	8,475,000	8,094,000
Below market lease intangibles, net	1,355,000	2,655,000
Total liabilities	160,762,000	159,625,000

Commitments and contingencies (Note 6)

Equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,000 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,323,000	868,323,000
Cumulative distributions in excess of net income	(960,265,000)	(955,230,000)
Total equity	68,422,000	73,457,000
TOTAL LIABILITIES AND EQUITY	$229,184,000	$233,082,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUES
Rental revenues	$8,370,000	$8,253,000	$17,085,000	$16,894,000
Other revenues	241,000	31,000	291,000	313,000
Total revenues	8,611,000	8,284,000	17,376,000	17,207,000
EXPENSES
Operating, maintenance and management	1,843,000	1,729,000	4,267,000	4,140,000
Real estate and other property-related taxes	1,429,000	1,404,000	2,816,000	2,793,000
Corporate general and administrative	631,000	958,000	1,193,000	1,670,000
Depreciation and amortization	2,323,000	3,309,000	4,215,000	5,802,000
Total expenses	6,226,000	7,400,000	12,491,000	14,405,000

OTHER
Loss on sale	(55,000)	—	(55,000)	—
Total other	(55,000)	—	(55,000)	—

OPERATING INCOME	2,330,000	884,000	4,830,000	2,802,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(2,312,000)	(1,951,000)	(4,489,000)	(3,855,000)
Total non-operating income and expenses	(2,312,000)	(1,951,000)	(4,489,000)	(3,855,000)

NET INCOME (LOSS)	18,000	(1,067,000)	341,000	(1,053,000)

Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,670,000)	$(3,755,000)	$(5,035,000)	$(6,429,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.19)	$(0.27)	$(0.37)	$(0.47)

Weighted average number of common shares	13,718,000	13,718,000	13,718,000	13,718,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2024
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(955,230,000)	$73,457,000
Net income	—	—	—	—	—	323,000	323,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2024	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(957,595,000)	$71,092,000
Net income	—	—	—	—	—	18,000	18,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, June 30, 2024	6,450,000	$159,541,000	13,718,000	$823,000	$868,323,000	$(960,265,000)	$68,422,000
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
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$341,000	$(1,053,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale	55,000	—
Straight-line rents	(338,000)	(461,000)
Credit adjustments on operating lease receivables	213,000	(319,000)
Depreciation and amortization	4,215,000	5,802,000
Above (below) market lease amortization, net	(136,000)	(128,000)
Amortization of deferred financing costs	365,000	179,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	354,000	1,848,000
Deferred costs and other assets, net	(182,000)	(675,000)
Accounts payable, accrued expenses, and other liabilities	(799,000)	613,000
Net cash provided by operating activities	4,088,000	5,806,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(5,474,000)	(2,069,000)
Net proceeds from sales of real estate	5,662,000	—
Net cash provided by (used in) investing activities	188,000	(2,069,000)

FINANCING ACTIVITIES
Advances under Revolving Credit Agreement	3,635,000	—
Repayments under Revolving Credit Agreement	(3,635,000)	—
Term loan proceeds	1,000,000	—
Payments of deferred financing costs	(445,000)	—
Preferred stock dividends	(5,376,000)	(5,376,000)
Net cash used in financing activities	(4,821,000)	(5,376,000)

Net decrease in cash, cash equivalents and restricted cash	(545,000)	(1,639,000)
Cash, cash equivalents and restricted cash at beginning of period	15,908,000	13,463,000
Cash, cash equivalents and restricted cash at end of period	$15,363,000	$11,824,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$6,822,000	$1,291,000
Restricted cash	8,541,000	10,533,000
Cash, cash equivalents and restricted cash	$15,363,000	$11,824,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a real estate investment trust ("REIT") that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At June 30, 2024, the Company owned a portfolio of 18 properties.
Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2024, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
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
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2024	2023
Supplemental disclosure of cash activities:
Cash paid for interest	$4,148,000	$3,585,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	2,184,000	435,000
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
June 30, 2024
(unaudited)
Note 3. Real Estate
All of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans and revolving credit facility. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
The Company's depreciation expense on investment properties was $2.1 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $3.8 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively.
Dispositions
On June 26, 2024, the Company sold Oakland Commons, located in Bristol, Connecticut for $6.0 million, resulting in a $0.1 million loss, which is included in operating income in the accompanying condensed consolidated statements of operations.
Real Estate Held for Sale
At June 30, 2024, real estate held for sale includes South Philadelphia, as the Company has committed to a plan to sell components of the property. There was no real estate held for sale as of December 31, 2023.
Real estate held for sale consists of the following:

	June 30,	December 31,
	2024	2023
Real estate, net	$13,896,000	$—
Receivables, net - unbilled straight-line rent	434,000	—
Deferred costs and other assets, net	756,000	—
Deferred financing costs, net	287,000	—
Total real estate held for sale	$15,373,000	$—
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of June 30, 2024 and December 31, 2023, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $142.0 million and $131.4 million, respectively, and the carrying value of such loans, was $141.7 million and $140.5 million, respectively.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(unaudited)
Note 5. Loans Payable, net
The Company's loans payable are collateralized by all of the Company's properties and are composed of the following:

		June 30, 2024
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Variable-rate secured revolving credit facility:
Revolving Credit Agreement	Feb 2025	$—	8.2%
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	10,060,000	7.3%
Term loan, 10 properties	Nov 2032	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		145,060,000	5.6%
Unamortized issuance costs		(3,359,000)
Total loans payable, net		$141,701,000
Revolving Credit Agreement
On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Revolving Credit Agreement"). The interest rate under the Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties. Upon the disposition of Oakland Commons, the property was released from collateral and the outstanding borrowings were repaid.
Timpany Plaza Loan Agreement
On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of certain other lease-related contingencies.
Scheduled Principal Payments
Scheduled principal payments on indebtedness at June 30, 2024 are as follows:

	Secured Term Loans	Revolving Credit Agreement	Total
For the remaining six months ending December 31, 2024	$55,000	$—	$55,000
2025	228,000	—	228,000
2026	246,000	—	246,000
2027	391,000	—	391,000
2028	10,726,000	—	10,726,000
2029	1,556,000	—	1,556,000
Thereafter	131,858,000	—	131,858,000
	$145,060,000	$—	$145,060,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(unaudited)
Note 6. Commitments and Contingencies
Lease Commitments
Following the sale of Oakland Commons including the related ground lease, the Company is a lessee under one ground lease agreement at June 30, 2024. As of June 30, 2024, the Company's weighted average remaining lease term is approximately 46.9 years, and the weighted average discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. Rent expense under the Company's ground lease agreements was approximately $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of the Company's preferred stock, among other things, claims for breach of contract against the Company and the former Board of Directors with respect to the articles supplementary governing the terms of the Company's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland's Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants' motions to dismiss. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905. The appeal has been fully briefed and oral argument was held before the Fourth Circuit on May 9, 2024. The Fourth Circuit took the appeal under advisement. At this juncture, the outcome of the litigation remains uncertain.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(unaudited)
Note 7. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2024		December 31, 2023
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
7.25% Series B Preferred Stock	$0.453125	$0.453125	$0.906250	$0.906250
6.50% Series C Preferred Stock	$0.406250	$0.406250	$0.812500	$0.812500
Note 8. Revenues and Tenant Receivables
Tenant Receivables
As of June 30, 2024 and December 31, 2023, the Company's allowance for uncollectible tenant receivables totaled $0.3 million and $0.5 million, respectively. At June 30, 2024 and December 31, 2023, there were $4.1 million and $4.5 million, respectively, in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Base rents	$6,207,000	$5,951,000	$12,391,000	$11,786,000
Expense recoveries - variable lease revenue	1,998,000	1,654,000	4,270,000	3,915,000
Percentage rent - variable lease revenue	84,000	117,000	163,000	285,000
Straight-line rents	106,000	271,000	338,000	461,000
Above (below) market lease amortization, net	61,000	105,000	136,000	128,000
Other	241,000	31,000	291,000	313,000
	8,697,000	8,129,000	17,589,000	16,888,000
Credit adjustments on operating lease receivables	(86,000)	155,000	(213,000)	319,000
Total revenues	$8,611,000	$8,284,000	$17,376,000	$17,207,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
Note 9. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$18,000	$(1,067,000)	$341,000	$(1,053,000)
Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)
Net loss attributable to common shares	$(2,670,000)	$(3,755,000)	$(5,035,000)	$(6,429,000)
Denominator
Weighted average number of common shares outstanding	13,718,000	13,718,000	13,718,000	13,718,000

Net loss per common share attributable to common shareholders	$(0.19)	$(0.27)	$(0.37)	$(0.47)
Note 10. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company, pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three and six months ended June 30, 2024, the Company paid WHLR $0.6 million and $0.9 million, respectively, for these services. During the three and six months ended June 30, 2023, the Company paid WHLR $0.0 million and $0.4 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	June 30,	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	232,000	225,000
Leasing commissions	348,000	161,000
Cost Sharing Agreement allocations (a)	669,000	548,000
Transaction fees	60,000	—
Other	—	(6,000)
Total	$8,475,000	$8,094,000
(a)Includes allocations for executive compensation and directors' liability insurance.
Note 11. Subsequent Events
On July 22, 2024, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on August 20, 2024 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on August 9, 2024.

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
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast, and is a subsidiary of WHLR. At June 30, 2024, the Company owned a portfolio of 18 properties.
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
Significant Circumstances and Transactions
Revolving Credit Agreement
On February 29, 2024, the Company entered into the Revolving Credit Agreement. The interest rate under the Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties. Upon the disposition of Oakland Commons, the property was released from collateral and the outstanding borrowings were repaid.
Timpany Plaza Loan Agreement
On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of other certain lease-related contingencies.
Dispositions
On June 26, 2024, the Company sold Oakland Commons, located in Bristol, Connecticut for $6.0 million, resulting in a $0.1 million loss, which is included in operating income in the accompanying condensed consolidated statements of operations.
Real Estate Held for Sale
At June 30, 2024, real estate held for sale includes South Philadelphia, as the Company has committed to a plan to sell components of the property. There was no real estate held for sale as of December 31, 2023.

Real estate held for sale consists of the following:

	June 30,	December 31,
	2024	2023
Real estate, net	$13,896,000	$—
Receivables, net - unbilled straight-line rent	434,000	—
Deferred costs and other assets, net	756,000	—
Deferred financing costs, net	287,000	—
Total real estate held for sale	$15,373,000	$—
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company, pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three and six months ended June 30, 2024, the Company paid WHLR $0.6 million and $0.9 million, respectively, for these services. During the three and six months ended June 30, 2023, the Company paid WHLR $0.0 million and $0.4 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR are comprised of:

	June 30,	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	232,000	225,000
Leasing commissions	348,000	161,000
Cost Sharing Agreement allocations (a)	669,000	548,000
Transaction fees	60,000	—
Other	—	(6,000)
Total	$8,475,000	$8,094,000
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

Results of Operations
Quarter-To-Date Comparison

	Three months ended June 30,		Change
	2024	2023	Dollars	Percent
Revenues	$8,611,000	$8,284,000	$327,000	3.9%
Property operating expenses	(3,272,000)	(3,133,000)	(139,000)	4.4%
Property operating income	5,339,000	5,151,000	188,000
Corporate general and administrative	(631,000)	(958,000)	327,000	(34.1%)
Depreciation and amortization	(2,323,000)	(3,309,000)	986,000	(29.8%)
Loss on sale	(55,000)	—	(55,000)	n/a
Interest expense, net	(2,312,000)	(1,951,000)	(361,000)	18.5%
Net income (loss)	$18,000	$(1,067,000)	$1,085,000
Revenues were higher primarily as a result of (1) an increase of $0.34 million in rental revenues and expense recoveries attributable to same center properties, (2) an increase of $0.13 million attributable to lower one-time transactions, (3) an increase of $0.06 million in rental revenues and expense recoveries attributable to a property that was sold in 2024, partially offset by (4) a decrease of $0.21 million in market lease amortization and straight line rents.
Property operating expenses were higher primarily as a result of an increase of $0.13 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were lower primarily as a result of a decrease of $0.29 million in legal and professional fees.
Depreciation and amortization expenses were lower primarily as a result of a decrease of $1.13 million attributable to a property held for sale in 2024.
Loss on sale in 2024 relates to the sale of Oakland Commons, located in Bristol, Connecticut.
Interest expense, net was higher as a result of (1) an increase of $0.14 million in interest expense due to an increase in the overall weighted average principal debt balance, (2) an increase of $0.09 million in interest expense due to an increase in the overall weighted average interest rate, and (3) an increase of $0.13 million in amortization expense of deferred financing costs.
Year-To-Date Comparison

	Six months ended June 30,		Change
	2024	2023	Dollars	Percent
Revenues	$17,376,000	$17,207,000	$169,000	1.0%
Property operating expenses	(7,083,000)	(6,933,000)	(150,000)	2.2%
Property operating income	10,293,000	10,274,000	19,000
Corporate general and administrative	(1,193,000)	(1,670,000)	477,000	(28.6%)
Depreciation and amortization	(4,215,000)	(5,802,000)	1,587,000	(27.4%)
Loss on sale	(55,000)	—	(55,000)	n/a
Interest expense, net	(4,489,000)	(3,855,000)	(634,000)	16.4%
Net income (loss)	$341,000	$(1,053,000)	$1,394,000
Revenues were higher primarily as a result of (1) an increase of $0.30 million in rental revenues and expense recoveries attributable to same center properties, (2) an increase of $0.05 million in rental revenues and expense recoveries attributable to a property that was sold in 2024, partially offset by (3) a decrease of $0.07 million in other income attributable to one-time transactions and (4) a decrease of $0.12 million in market lease amortization and straight line rents.
Property operating expenses were higher primarily as a result of an increase of $0.15 million in property operating expenses attributable to same center properties.

Corporate general and administrative costs were lower primarily as a result of a decrease of $0.46 million in legal and professional fees.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.07 million attributable to a property held for sale in 2024 and (2) a decrease of $0.51 million attributable to same center properties.
Loss on sale in 2024 relates to the sale of Oakland Commons, located in Bristol, Connecticut.
Interest expense, net was higher as a result of (1) an increase of $0.28 million in interest expense due to an increase in the overall weighted average principal debt balance, (2) an increase of $0.18 million in amortization expense of deferred financing costs, and (3) an increase of $0.17 million in interest expense due to an increase in the overall weighted average interest rate.
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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (the most directly comparable GAAP financial measure):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating income	$2,330,000	$884,000	$4,830,000	$2,802,000
Add (deduct):
Corporate general and administrative	631,000	958,000	1,193,000	1,670,000
Loss on sale	55,000	—	55,000	—
Depreciation and amortization	2,323,000	3,309,000	4,215,000	5,802,000
Straight-line rents	(106,000)	(271,000)	(338,000)	(461,000)
Above (below) market lease amortization, net	(61,000)	(105,000)	(136,000)	(128,000)
Other non-property revenue	89,000	(76,000)	259,000	(121,000)
NOI related to properties not defined as same-property	(187,000)	3,000	(309,000)	(328,000)
Same-Property NOI	$5,074,000	$4,702,000	$9,769,000	$9,236,000

Number of same properties	18	18	18	18
Same-property occupancy, end of period	86.0%	84.0%	86.0%	84.0%
Same-property leased, end of period	90.1%	87.3%	90.1%	87.3%
Same-property average base rent, end of period	$10.79	$10.66	$10.79	$10.66

Same-Property NOI for the three and six months ended June 30, 2024 increased 7.9% and 5.8%, respectively, compared to the same periods in the prior year. The results are driven primarily by an increase in average base rent of $0.13 per square foot and an increase in occupancy of 200 basis points. Property operating expenses were relatively consistent period over period.
Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Renewals (a):
Leases renewed with rate increase (sq feet)	36,918	13,580	69,185	69,751
Leases renewed with rate decrease (sq feet)	1,375	—	1,375	—
Leases renewed with no rate change (sq feet)	—	5,643	—	7,643
Total leases renewed (sq feet)	38,293	19,223	70,560	77,394

Leases renewed with rate increase (count)	7	3	10	8
Leases renewed with rate decrease (count)	1	—	1	—
Leases renewed with no rate change (count)	—	2	—	3
Total leases renewed (count)	8	5	11	11

Option exercised (count)	2	1	4	3

Weighted average on rate increases (per sq foot)	$1.48	$1.41	$1.07	$0.61
Weighted average on rate decreases (per sq foot)	$(7.32)	$—	$(7.32)	$—
Weighted average on all renewals (per sq foot)	$1.17	$1.00	$0.91	$0.55

Weighted average change of renewals over prior rates	9.25%	6.55%	5.73%	4.82%

New Leases (a) (b):
New leases (sq feet)	34,776	26,265	50,481	30,065
New leases (count)	6	3	10	5
Weighted average rate (per sq foot)	$11.00	$13.69	$12.74	$14.45

Weighted average change of new leases over prior rates	(3.72%)	16.62%	(7.47%)	23.77%
(a)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations and the $8.5 million in restricted cash and borrowings from the Revolving Credit Agreement as of June 30, 2024. The Revolving Credit Agreement is due at maturity on February 28, 2025. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
The Company has $3.5 million outstanding construction commitments at June 30, 2024.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company paid preferred stock dividends through the second quarter of 2024 and has continued to declare preferred stock dividends through the third quarter of 2024. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
Net Cash Flows

	Six months ended June 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$4,088,000	$5,806,000
Investing activities	$188,000	$(2,069,000)
Financing activities	$(4,821,000)	$(5,376,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.7 million for the six months ended June 30, 2024. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.0 million for the six months ended June 30, 2023.
Investing Activities
Net cash flows provided by investing activities were primarily the result of net proceeds received from the sale of real estate, partially offset by the Company's expenditures for property improvements. During the six months ended June 30, 2024, the Company received $5.7 million of net proceeds from the sale of Oakland Commons, partially offset by $5.5 million of expenditures incurred for property improvements. During the six months ended June 30, 2023, the Company incurred $2.1 million of expenditures for property improvements. These increases in expenditures are a result of increased leasing activity.
Financing Activities
During the six months ended June 30, 2024, the Company paid $5.4 million of preferred stock dividends, paid down borrowings of $3.6 million under the Revolving Credit Agreement and paid $0.4 million of deferred financing costs, which was partially offset by $3.6 million in proceeds received from the Revolving Credit Agreement and $1.0 million in proceeds received related to the Timpany Plaza Loan Agreement. During the six months ended June 30, 2023, the Company paid $5.4 million of preferred stock dividends.
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
A reconciliation of net loss attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders	$(2,670,000)	$(3,755,000)	$(5,035,000)	$(6,429,000)
Real estate depreciation and amortization	2,323,000	3,309,000	4,215,000	5,802,000
Loss on sale	55,000	—	55,000	—
FFO applicable to common shares	(292,000)	(446,000)	(765,000)	(627,000)
Straight-line rents	(106,000)	(271,000)	(338,000)	(461,000)
Deferred financing costs amortization	219,000	90,000	365,000	179,000
Above (below) market lease amortization, net	(61,000)	(105,000)	(136,000)	(128,000)
AFFO applicable to common shares	$(240,000)	$(732,000)	$(874,000)	$(1,037,000)

FFO per common share	$(0.02)	$(0.03)	$(0.06)	$(0.05)

AFFO per common share	$(0.02)	$(0.05)	$(0.06)	$(0.08)

Weighted average number of common shares	13,718,000	13,718,000	13,718,000	13,718,000
Inflation, Deflation and Economic Condition Considerations
The U.S. continues to experience inflation, which could continue or worsen. Substantially all of the Company's leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company's business. Conversely, deflation could lead to downward pressure on rents and other sources of income.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
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

August 6, 2024