Form 10-Q
period 2024-09-30
CEDAR REALTY TRUST, INC.
filed 2024-11-07
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

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
•economic and real estate conditions in the Northeast where our properties are geographically concentrated;
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
•the Company's ability and willingness to maintain its qualification as a real estate investment trust ("REIT") in light of economic, market, legal, tax and other considerations;

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

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Real estate:
Land	$56,595,000	$69,085,000
Buildings and improvements	246,361,000	299,080,000
	302,956,000	368,165,000
Less accumulated depreciation	(129,812,000)	(166,489,000)
Real estate, net	173,144,000	201,676,000

Real estate held for sale	15,753,000	—
Cash and cash equivalents	17,514,000	6,518,000
Restricted cash	6,542,000	9,390,000
Receivables, net	5,332,000	6,357,000
Deferred costs and other assets, net	9,311,000	9,141,000
TOTAL ASSETS	$227,596,000	$233,082,000

LIABILITIES AND EQUITY
Loans payable, net	$143,312,000	$140,494,000
Accounts payable, accrued expenses, and other liabilities	8,506,000	8,382,000
Due to Wheeler Real Estate Investment Trust, Inc.	9,398,000	8,094,000
Below market lease intangibles, net	1,310,000	2,655,000
Total liabilities	162,526,000	159,625,000

Commitments and contingencies (Note 6)

Equity:
Preferred stock	157,618,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,383,000	868,323,000
Cumulative distributions in excess of net income	(961,754,000)	(955,230,000)
Total equity	65,070,000	73,457,000
TOTAL LIABILITIES AND EQUITY	$227,596,000	$233,082,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUES
Rental revenues	$7,949,000	$8,340,000	$25,034,000	$25,234,000
Other revenues	162,000	280,000	453,000	593,000
Total revenues	8,111,000	8,620,000	25,487,000	25,827,000
EXPENSES
Operating, maintenance and management	2,028,000	1,506,000	6,295,000	5,646,000
Real estate and other property-related taxes	1,127,000	1,417,000	3,943,000	4,210,000
Corporate general and administrative	499,000	679,000	1,692,000	2,349,000
Depreciation and amortization	2,272,000	2,738,000	6,487,000	8,540,000
Total expenses	5,926,000	6,340,000	18,417,000	20,745,000

OTHER
Gain on sales, net	1,703,000	2,662,000	1,648,000	2,662,000
Impairment charges	(1,064,000)	—	(1,064,000)	—
Total other	639,000	2,662,000	584,000	2,662,000

OPERATING INCOME	2,824,000	4,942,000	7,654,000	7,744,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(2,467,000)	(2,012,000)	(6,956,000)	(5,867,000)
Total non-operating income and expenses	(2,467,000)	(2,012,000)	(6,956,000)	(5,867,000)

NET INCOME	357,000	2,930,000	698,000	1,877,000

Preferred stock dividends	(2,674,000)	(2,688,000)	(8,050,000)	(8,064,000)
Deemed contribution related to preferred stock repurchases	828,000	—	828,000	—

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,489,000)	$242,000	$(6,524,000)	$(6,187,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.11)	$0.02	$(0.48)	$(0.45)

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2024
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(955,230,000)	$73,457,000
Net income	—	—	—	—	—	323,000	323,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2024	6,449,609	159,541,000	13,718,169	823,000	868,323,000	(957,595,000)	71,092,000
Net income	—	—	—	—	—	18,000	18,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, June 30, 2024	6,449,609	159,541,000	13,718,169	823,000	868,323,000	(960,265,000)	68,422,000
Net income	—	—	—	—	—	357,000	357,000
Preferred stock dividends	—	—	—	—	—	(2,674,000)	(2,674,000)
Preferred stock repurchases	(77,075)	(1,923,000)	—	—	60,000	828,000	(1,035,000)
Balance, September 30, 2024	6,372,534	$157,618,000	13,718,169	$823,000	$868,383,000	$(961,754,000)	$65,070,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2023
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(946,485,000)	$82,202,000
Net income	—	—	—	—	—	14,000	14,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2023	6,449,609	159,541,000	13,718,169	823,000	868,323,000	(949,159,000)	79,528,000
Net (loss)	—	—	—	—	—	(1,067,000)	(1,067,000)
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, June 30, 2023	6,449,609	159,541,000	13,718,169	823,000	868,323,000	(952,914,000)	75,773,000
Net income	—	—	—	—	—	2,930,000	2,930,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, September 30, 2023	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(952,672,000)	$76,015,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$698,000	$1,877,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales, net	(1,648,000)	(2,662,000)
Impairment charges	1,064,000	—
Straight-line rents	(194,000)	(819,000)
Credit adjustments on operating lease receivables	149,000	(349,000)
Depreciation and amortization	6,487,000	8,540,000
Above (below) market lease amortization, net	(181,000)	(233,000)
Amortization of deferred financing costs	762,000	276,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Receivables, net	492,000	1,588,000
Deferred costs and other assets, net	(2,127,000)	(2,630,000)
Accounts payable, accrued expenses, and other liabilities	253,000	(663,000)
Net cash provided by operating activities	5,755,000	4,925,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(9,972,000)	(3,094,000)
Net proceeds from sales of real estate	19,408,000	2,759,000
Net cash provided by (used in) investing activities	9,436,000	(335,000)

FINANCING ACTIVITIES
Advances under Revolving Credit Agreement	5,223,000	—
Repayments under Revolving Credit Agreement	(5,223,000)	—
Term loan proceeds	2,500,000	9,060,000
Payments of deferred financing costs	(444,000)	(414,000)
Preferred stock dividends	(8,064,000)	(8,064,000)
Preferred stock repurchases	(1,035,000)	—
Net cash (used in) provided by financing activities	(7,043,000)	582,000

Net increase in cash, cash equivalents and restricted cash	8,148,000	5,172,000
Cash, cash equivalents and restricted cash at beginning of period	15,908,000	13,463,000
Cash, cash equivalents and restricted cash at end of period	$24,056,000	$18,635,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$17,514,000	$8,606,000
Restricted cash	6,542,000	10,029,000
Cash, cash equivalents and restricted cash	$24,056,000	$18,635,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast. At September 30, 2024, the Company owned a portfolio of 17 properties.
Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2024, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
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
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2024	2023
Supplemental disclosure of cash activities:
Cash paid for interest	$6,236,000	$5,467,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$1,094,000	$407,000
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
September 30, 2024
(unaudited)
Note 3. Real Estate
A significant portion of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
The Company's depreciation expense on investment properties was $2.1 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $5.8 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively.
During the three and nine months ended September 30, 2024, the Company recorded impairment charges of approximately $1.1 million on Oregon Avenue, located in Philadelphia, Pennsylvania. These impairment charges are included in operating income in the accompanying condensed consolidated statements of operations.
Dispositions
The following properties were sold during the nine months ended September 30, 2024 and 2023:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
9/12/2024	Kings Plaza	$14,200,000	$1,703,000	$13,746,000
6/26/2024	Oakland Commons	6,000,000	(55,000)	5,662,000
7/11/2023	Carll's Corner outparcel building	3,000,000	2,662,000	2,759,000
Real Estate Held for Sale
At September 30, 2024, real estate held for sale includes South Philadelphia, as the Company has committed to a plan to sell components of the property. There was no real estate held for sale as of December 31, 2023.
Real estate held for sale consists of the following:

	September 30,	December 31,
	2024	2023
Real estate, net	$14,520,000	$—
Receivables, net - unbilled straight-line rent	434,000	—
Deferred costs and other assets, net	799,000	—
Total real estate held for sale	$15,753,000	$—
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of September 30, 2024 and December 31, 2023, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $147.2 million and $131.4 million, respectively, and the carrying value of such loans, was $143.3 million and $140.5 million, respectively.
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
September 30, 2024
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
Note 5. Loans Payable, net
The Company's loans payable are collateralized by 13 properties and are composed of the following:

		September 30, 2024
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	$11,560,000	7.3%
Term loan, 10 properties	Nov 2032	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		146,560,000	5.6%
Unamortized issuance costs		(3,248,000)
Total loans payable, net		$143,312,000
Revolving Credit Agreement
On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Revolving Credit Agreement"). The interest rate under the Revolving Credit Agreement was the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments were due monthly, and any outstanding principal was due at maturity on February 28, 2025. The Revolving Credit Agreement could have been extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement was collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds were used for capital expenditures and tenant improvements for such properties. Upon the dispositions of Oakland Commons and Kings Plaza, the properties were released from collateral, the outstanding borrowings were repaid and the Revolving Credit Agreement was closed on September 12, 2024.
Timpany Plaza Loan Agreement
On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. On September 30, 2024, the Company received the remaining balance of $1.5 million following the Company's satisfaction of other lease-related contingencies.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(unaudited)
Scheduled Principal Payments
Scheduled principal payments on indebtedness at September 30, 2024 are as follows:

For the remaining three months ending December 31, 2024	$33,000
2025	112,000
2026	121,000
2027	256,000
2028	12,624,000
2029	1,556,000
Thereafter	131,858,000
$146,560,000
Note 6. Commitments and Contingencies
Lease Commitments
The Company is a lessee under one ground lease agreement at September 30, 2024. As of September 30, 2024, the Company's weighted average remaining lease term is approximately 46.7 years, and the weighted average discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Rent expense under the Company's ground lease agreements was approximately $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.
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
On March 2, 2022, the Company entered into definitive agreements for the Company's merger with WHLR (the "Merger") and other series of related all-cash transactions providing for the sale of the Company and its assets (collectively, the "Transactions"). On April 8, 2022, several purported holders of the Company's outstanding preferred stock filed a putative class action complaint against the Company, the Board of Directors prior to the Merger, and WHLR in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527).
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
September 30, 2024
(unaudited)
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
The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905. On September 4, 2024, the Fourth Circuit affirmed the District Court order dismissing the complaint.
Note 7. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2024		December 31, 2023
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,449,609	4,922,925	1,449,609	5,000,000
Balance	$34,767,000	$122,851,000	$34,767,000	$124,774,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
7.25% Series B Preferred Stock	$0.453125	$0.453125	$1.359375	$1.359375
6.50% Series C Preferred Stock	$0.406250	$0.406250	$1.218750	$1.218750
Stock Repurchase Program
On August 8, 2024, the Company's Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of the Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and 6.50% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock" and, together with the Series B Preferred Stock, the "Preferred Stock") over a period of twelve months (the "Repurchase Program"). The timing, price and actual number of shares of Preferred Stock repurchased under the Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions or by other means, as determined by management. The Company is not required to repurchase any shares of Preferred Stock under the Repurchase Program.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(unaudited)
The following table provides a summary of stock repurchase activity under the Repurchase Program. There were no repurchases of the Series B Preferred Stock during the three months ended September 30, 2024.

Series C Preferred Stock
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2024 through July 31, 2024	—	$—	—	$—
August 1, 2024 through August 31, 2024	30,981	$13.48	30,981	$9,582,000
September 1, 2024 through September 30, 2024	46,094	$13.35	46,094	$8,966,000
Total	77,075		77,075
(a)Reflects the dollar value of shares that may yet be repurchased under the Repurchase Program announced on August 12, 2024.
On September 19, 2024, in anticipation of the Tender Offer (as defined below), the Company ceased Preferred Stock repurchases.
Tender Offer
On September 25, 2024, the Company announced and commenced a "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $9.0 million of shares of Series C Preferred Stock at a price of not less than $13.25 nor greater than $15.50 per share of Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest (the "Tender Offer"). Following the expiration of the Tender Offer on October 24, 2024, the Company accepted for purchase 688,670 shares of its Series C Preferred Stock at $14.00 per share for approximately $9.6 million in the aggregate. See Note 11, Subsequent Events.
Note 8. Revenues and Tenant Receivables
Tenant Receivables
As of September 30, 2024 and December 31, 2023, the Company's allowance for uncollectible tenant receivables totaled $0.5 million and $0.5 million, respectively. At September 30, 2024 and December 31, 2023, there were $4.0 million and $4.5 million, respectively, in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Base rents	$5,985,000	$6,003,000	$18,376,000	$17,789,000
Expense recoveries - variable lease revenue	1,892,000	1,759,000	6,162,000	5,674,000
Percentage rent - variable lease revenue	107,000	85,000	270,000	370,000
Straight-line rents	127,000	299,000	194,000	819,000
Above (below) market lease amortization, net	45,000	105,000	181,000	233,000
Other	162,000	280,000	453,000	593,000
	8,318,000	8,531,000	25,636,000	25,478,000
Credit adjustments on operating lease receivables	(207,000)	89,000	(149,000)	349,000
Total revenues	$8,111,000	$8,620,000	$25,487,000	$25,827,000
The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant's payment history, the financial condition of the tenant, business conditions in the industry in

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
Note 9. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$357,000	$2,930,000	$698,000	$1,877,000
Preferred stock dividends	(2,674,000)	(2,688,000)	(8,050,000)	(8,064,000)
Deemed contribution related to preferred stock repurchases	828,000	—	828,000	—
Net (loss) income attributable to common shares	$(1,489,000)	$242,000	$(6,524,000)	$(6,187,000)
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169	13,718,169	13,718,169

Net (loss) income per common share attributable to common shareholders	$(0.11)	$0.02	$(0.48)	$(0.45)
Note 10. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three and nine months ended September 30, 2024, the Company paid WHLR $0.0 million and $0.9 million, respectively, for these services. During the three and nine months ended September 30, 2023, the Company paid WHLR $0.7 million and $1.1 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	September 30,	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	550,000	225,000
Leasing commissions	629,000	161,000
Cost Sharing Agreement allocations (a)	738,000	548,000
Transaction fees	315,000	—
Other	—	(6,000)
Total	$9,398,000	$8,094,000
(a)Includes allocations for executive compensation and directors and officers liability insurance.
Note 11. Subsequent Events
Dividends
On October 21, 2024, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(unaudited)
are payable on November 20, 2024 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on November 8, 2024.
Tender Offer
On October 24, 2024, the Tender Offer expired in accordance with its terms. An aggregate of 688,670 shares of Series C Preferred Stock were properly tendered and not properly withdrawn at or below the final purchase price of $14.00 per share. The Company accepted for purchase all shares of Series C Preferred Stock that were properly tendered and not properly withdrawn at or below the final purchase price, which included 45,813 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock.

The aggregate purchase price for the Series C Preferred Stock purchased in the Tender Offer is approximately $9.6 million, excluding fees and expenses relating to the Tender Offer. The shares purchased represent approximately 14% of the issued and outstanding Series C Preferred Stock as of October 28, 2024.

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
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers primarily in the Northeast, and is a subsidiary of WHLR. At September 30, 2024, the Company owned a portfolio of 17 properties.
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
Significant Circumstances and Transactions
Revolving Credit Agreement
On February 29, 2024, the Company entered into the Revolving Credit Agreement. The interest rate under the Revolving Credit Agreement was the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments were due monthly, and any outstanding principal was due at maturity on February 28, 2025. The Revolving Credit Agreement was collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds were used for capital expenditures and tenant improvements for such properties. Upon the disposition of Kings Plaza, the outstanding borrowings were repaid and the Revolving Credit Agreement was closed on September 12, 2024.
Timpany Plaza Loan Agreement
On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. On September 30, 2024, the Company received the remaining balance of $1.5 million following the Company's satisfaction of other lease-related contingencies.
Dispositions
The following properties were sold during the nine months ended September 30, 2024 and 2023:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
9/12/2024	Kings Plaza	$14,200,000	$1,703,000	$13,746,000
6/26/2024	Oakland Commons	6,000,000	(55,000)	5,662,000
7/11/2023	Carll's Corner outparcel building	3,000,000	2,662,000	2,759,000
Real Estate Held for Sale
At September 30, 2024, real estate held for sale was $15.8 million, a result of the Company's commitment to sell components of the South Philadelphia property. There was no real estate held for sale as of December 31, 2023.

Stock Repurchase Program
On August 8, 2024, the Company's Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of Preferred Stock over a period of twelve months.
There were no repurchases of the Series B Preferred Stock and 77,075 shares of Series C Preferred Stock were repurchased during the three months ended September 30, 2024. On September 19, 2024, in anticipation of the Tender Offer, the Company ceased Preferred Stock repurchases. See Note 7, Shareholders' Equity, to the accompanying condensed consolidated financial statements.
Tender Offer
On September 25, 2024, the Company announced and commenced the Tender Offer, which expired on October 24, 2024. See Note 7, Shareholders' Equity, and Note 11, Subsequent Events, to the accompanying condensed consolidated financial statements.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three and nine months ended September 30, 2024, the Company paid WHLR $0.0 million and $0.9 million, respectively, for these services. During the three and nine months ended September 30, 2023, the Company paid WHLR $0.7 million and $1.1 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. As of September 30, 2024 and December 31, 2023, the related party amounts due to WHLR were $9.4 million and $8.1 million, respectively.
Critical Accounting Policies
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase accounting allocations related thereto, and asset impairment. Management's estimates are based both on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.
The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2023 Form 10-K. See Note 2, Summary of Significant Accounting Policies, for recently-adopted accounting pronouncements.
Results of Operations
Quarter-To-Date Comparison

	Three months ended September 30,		Change
	2024	2023	Dollars	Percent
Revenues	$8,111,000	$8,620,000	$(509,000)	(5.9%)
Property operating expenses	(3,155,000)	(2,923,000)	(232,000)	7.9%
Property operating income	4,956,000	5,697,000	(741,000)
Corporate general and administrative	(499,000)	(679,000)	180,000	(26.5%)
Depreciation and amortization	(2,272,000)	(2,738,000)	466,000	(17.0%)
Gain on sale	1,703,000	2,662,000	(959,000)	(36.0)%
Impairment charges	(1,064,000)	—	(1,064,000)	n/a
Interest expense, net	(2,467,000)	(2,012,000)	(455,000)	22.6%
Net income	$357,000	$2,930,000	$(2,573,000)
Revenues were lower primarily as a result of (1) a decrease of $0.14 million in rental revenues and expense recoveries attributable to same center properties, (2) a decrease of $0.27 million in rental revenues and expense recoveries attributable to properties that were sold in 2024, and (3) a decrease of $0.21 million in market lease amortization and straight line rents, partially offset by (4) an increase of $0.11 million in other income attributable to one-time transactions.
Property operating expenses were higher primarily as a result of (1) an increase of $0.35 million in property operating expenses attributable to same center properties, partially offset by (2) a decrease of $0.12 million in property operating expenses attributable to properties that were sold in 2024.
Corporate general and administrative costs were lower primarily as a result of a decrease of $0.18 million in legal and professional fees.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.38 million attributable to same center properties, including a $0.06 million decrease attributable to a same center property held for sale in 2024, and (2) a decrease of $0.09 million in depreciation and amortization attributable to properties that were sold in 2024.
Gain on sale in 2024 relates to the sale of Kings Plaza, located in New Bedford, Massachusetts and in 2023 relates to the sale of the outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey.
Impairment charges in 2024 relate to Oregon Avenue, located in Philadelphia, Pennsylvania.
Interest expense, net was higher as a result of (1) an increase of $0.30 million in amortization expense of deferred financing costs, (2) an increase of $0.11 million in interest expense due to an increase in the overall weighted average principal debt balance, (3) an increase of $0.07 million in interest expense due to an increase in the overall weighted average interest rate, partially offset by (4) $0.02 million in interest income.
Year-To-Date Comparison

	Nine months ended September 30,		Change
	2024	2023	Dollars	Percent
Revenues	$25,487,000	$25,827,000	$(340,000)	(1.3%)
Property operating expenses	(10,238,000)	(9,856,000)	(382,000)	3.9%
Property operating income	15,249,000	15,971,000	(722,000)
Corporate general and administrative	(1,692,000)	(2,349,000)	657,000	(28.0%)
Depreciation and amortization	(6,487,000)	(8,540,000)	2,053,000	(24.0%)
Gain on sales, net	1,648,000	2,662,000	(1,014,000)	(38.1)%
Impairment charges	(1,064,000)	—	(1,064,000)	n/a
Interest expense, net	(6,956,000)	(5,867,000)	(1,089,000)	18.6%
Net income	$698,000	$1,877,000	$(1,179,000)
Revenues were lower primarily as a result of (1) a decrease of $0.19 million in rental revenues and expense recoveries attributable to properties that were sold in 2024, (2) a decrease of $0.64 million in market lease amortization and straight line rents, partially offset by (3) an increase of $0.46 million in rental revenues and expense recoveries attributable to same center properties and (4) an increase of $0.03 million in other income attributable to one-time transactions.
Property operating expenses were higher primarily as a result of (1) an increase of $0.44 million in property operating expenses attributable to same center properties, partially offset by (2) a decrease of $0.06 million in property operating expenses attributable to a property that was sold in 2024.
Corporate general and administrative costs were lower primarily as a result of a decrease of $0.64 million in legal and professional fees.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.99 million attributable to same center properties, including a $1.14 million decrease attributable to a same center property held for sale in 2024, and (2) a decrease of $0.06 million attributable to properties that were sold in 2024.
Gain on sales, net in 2024 relates to the sales of Kings Plaza, located in New Bedford, Massachusetts and Oakland Commons, located in Bristol, Connecticut and in 2023 relates to the sale of the outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey.

Impairment charges in 2024 relate to Oregon Avenue, located in Philadelphia, Pennsylvania.
Interest expense, net was higher as a result of (1) an increase of $0.49 million in amortization expense of deferred financing costs, (2) an increase of $0.34 million in interest expense due to an increase in the overall weighted average principal debt balance, (3) an increase of $0.30 million in interest expense due to an increase in the overall weighted average interest rate, partially offset by (4) $0.03 million in interest income.
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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (the most directly comparable GAAP financial measure):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating income	$2,824,000	$4,942,000	$7,654,000	$7,744,000
Add (deduct):
Corporate general and administrative	499,000	679,000	1,692,000	2,349,000
Gain on sales, net	(1,703,000)	(2,662,000)	(1,648,000)	(2,662,000)
Impairment charges	1,064,000	—	1,064,000	—
Depreciation and amortization	2,272,000	2,738,000	6,487,000	8,540,000
Straight-line rents	(127,000)	(299,000)	(194,000)	(819,000)
Above (below) market lease amortization, net	(45,000)	(105,000)	(181,000)	(233,000)
Other non-property revenue	(5,000)	(7,000)	(17,000)	(46,000)
NOI related to properties not defined as same-property	(430,000)	(451,000)	(1,351,000)	(1,406,000)
Same-Property NOI	$4,349,000	$4,835,000	$13,506,000	$13,467,000

Number of same properties	17	17	17	17
Same-property occupancy, end of period	86.3%	84.8%	86.3%	84.8%
Same-property leased, end of period	89.7%	87.6%	89.7%	87.6%
Same-property average base rent, end of period	$10.78	$10.85	$10.78	$10.85
Same-Property NOI for the three and nine months ended September 30, 2024 decreased 10.1% and increased 0.3%, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2024 was primarily due to (1) an increased bad debt provision, in part due to the Big Lots bankruptcy (2) increased one-time property operating expenses, which was partially offset by (3) an increase of 150 basis points in occupancy. The increase for the nine months ended

September 30, 2024, was primarily due to a 150 basis point increase in occupancy, partially offset by an increase in property operating expenses.
Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Renewals (a):
Leases renewed with rate increase (sq feet)	80,865	50,999	150,050	120,750
Leases renewed with rate decrease (sq feet)	—	—	1,375	—
Leases renewed with no rate change (sq feet)	15,658	—	15,658	7,643
Total leases renewed (sq feet)	96,523	50,999	167,083	128,393

Leases renewed with rate increase (count)	10	9	20	17
Leases renewed with rate decrease (count)	—	—	1	—
Leases renewed with no rate change (count)	2	—	2	3
Total leases renewed (count)	12	9	23	20

Option exercised (count)	2	1	6	4

Weighted average on rate increases (per sq foot)	$1.34	$1.51	$1.22	$0.99
Weighted average on rate decreases (per sq foot)	$—	$—	$(7.32)	$—
Weighted average on all renewals (per sq foot)	$1.12	$1.51	$1.03	$0.93

Weighted average change of renewals over prior rates	10.26%	10.35%	7.93%	7.33%

New Leases (a) (b):
New leases (sq feet)	8,290	56,656	58,771	86,721
New leases (count)	4	8	14	13
Weighted average rate (per sq foot)	$16.73	$12.42	$13.30	$13.13

Weighted average change of new leases over prior rates	(13.38%)	54.42%	(8.57%)	41.08%
(a)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(b)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Big Lots Chapter 11 Bankruptcy
On September 9, 2024, Big Lots, Inc. and its affiliates (collectively, "Big Lots"), filed for protection under chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Big Lots leased two locations from us (collectively, the "Big Lots Leases"). At September 30, 2024, the Big Lots Leases consist of 65,051 square feet and constitute approximately 0.53% of our portfolio's annualized base rent in the aggregate. At September 30, 2024, amounts due from Big Lots were approximately $0.1 million, of which approximately $0.1 million were reserved for within our allowance for uncollectible tenant receivables.
Big Lots is entitled to certain rights under the Bankruptcy Code regarding the assumption or rejection of its leases, including the Big Lots Leases. We are currently negotiating with Big Lots on potential modifications to the Big Lots Leases, which may be assumed and assigned as part of the currently pending or other sale of its business. There can be no assurance that these negotiations will be successful and which Big Lots Leases, if any, will be assumed by Big Lots and assigned to a purchaser of its business. If successful, any such modifications would not occur unless a sale of Big Lots’ business is agreed, the Bankruptcy Court approves the sale, and the sale closes. Any Big Lots Leases not assumed by Big Lots will likely be rejected, which would entitle us to a rejection damages claim.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $24.1 million in cash, cash equivalents and restricted cash as of September 30, 2024. The Company does not have any scheduled debt maturities for the twelve months ending September 30, 2025. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties. During the quarter, the Company repurchased 77,075 shares of Series C Preferred Stock under the Repurchase Program for an aggregate purchase price of approximately $1.0 million. On September 25, 2024, the Company launched a Tender Offer to purchase up to an aggregate of $9.0 million of Series C Preferred Stock. Following the expiration of its Tender Offer on October 24, 2024, the Company accepted for purchase all of the 688,670 shares of Series C Preferred Stock that were properly tendered and not properly withdrawn at or below the $14.00 per share purchase price for an aggregate purchase price of approximately $9.6 million. These repurchases of the Company's Preferred Stock were funded by asset sales.
The Company has $1.5 million outstanding construction commitments at September 30, 2024.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company paid preferred stock dividends through the third quarter of 2024 and has continued to declare preferred stock dividends through the fourth quarter of 2024. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
Net Cash Flows

	Nine months ended September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$5,755,000	$4,925,000
Investing activities	9,436,000	(335,000)
Financing activities	(7,043,000)	582,000
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $7.1 million for the nine months ended September 30, 2024. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $6.6 million for the nine months ended September 30, 2023.
Investing Activities
Net cash flows provided by investing activities were primarily the result of net proceeds received from the sale of real estate, partially offset by the Company's expenditures for property improvements. During the nine months ended September 30, 2024, the Company received $13.7 million of net proceeds from the sale of Kings Plaza and $5.7 million of net proceeds from the sale of Oakland Commons, partially offset by $10.0 million of expenditures incurred for property improvements. During the nine months ended September 30, 2023, the Company incurred $3.1 million of expenditures for property improvements, which was partially offset by net proceeds received of $2.8 million from the sale of the outparcel building adjacent to Carll's Corner. These increases in expenditures are a result of increased leasing activity.
Financing Activities
During the nine months ended September 30, 2024, the Company paid $8.1 million of preferred stock dividends, paid down borrowings of $5.2 million under the Revolving Credit Agreement, repurchased $1.0 million of preferred stock and paid $0.4 million of deferred financing costs, which was partially offset by $5.2 million in proceeds received from the Revolving Credit Agreement and

$2.5 million in proceeds received related to the Timpany Plaza Loan Agreement. During the nine months ended September 30, 2023, the Company received $9.06 million of proceeds from the $11.56 million Timpany Plaza Loan Agreement, which was partially offset by $8.1 million of preferred stock dividends and $0.4 million of deferred financing costs made by the Company.
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
A reconciliation of net (loss) income attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to common shareholders	$(1,489,000)	$242,000	$(6,524,000)	$(6,187,000)
Real estate depreciation and amortization	2,272,000	2,738,000	6,487,000	8,540,000
(Gain) on sales, net	(1,703,000)	(2,662,000)	(1,648,000)	(2,662,000)
Impairment charges	1,064,000	—	1,064,000	—
FFO applicable to common shares	144,000	318,000	(621,000)	(309,000)
Deemed contribution related to preferred stock repurchases	(828,000)	—	(828,000)	—
Straight-line rents	(127,000)	(299,000)	(194,000)	(819,000)
Deferred financing costs amortization	398,000	97,000	762,000	276,000
Above (below) market lease amortization, net	(45,000)	(105,000)	(181,000)	(233,000)
AFFO applicable to common shares	$(458,000)	$11,000	$(1,062,000)	$(1,085,000)

FFO per common share	$0.01	$0.02	$(0.05)	$(0.02)

AFFO per common share	$(0.03)	$—	$(0.08)	$(0.08)

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
Inflation, Deflation and Economic Condition Considerations
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II. Other Information
Item 1. Legal Proceedings
See Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.
Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
See Note 7, Shareholders' Equity, to our condensed consolidated financial statements included in this Form 10-Q.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
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

November 7, 2024