Form 10-K
period 2024-12-31
CEDAR REALTY TRUST, INC.
filed 2025-03-04
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The number of shares outstanding of the registrant's Common Stock $.06 par value was 13,718,169 on February 28, 2025.
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
•general and economic business conditions, including the rate and other terms on which we are able to lease our properties;
•the loss or bankruptcy of the Company's tenants;
•the geographic concentration of our properties in the Northeast;
•consumer spending and confidence trends, including those affecting the ability of individuals to spend in retail shopping centers;
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
•litigation risks generally;
•tax audits and other regulatory inquiries;
•the Company's ability to maintain compliance with the financial and other covenants in its debt agreements;
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

Part I.
Item 1.     Business
The Company is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At December 31, 2024, the Company owned a portfolio of 16 properties totaling 2.4 million square feet of gross leasable area ("GLA"). The portfolio was 88.9% leased and 86.7% occupied at December 31, 2024.
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
The Company has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership, L.P. (the "Operating Partnership"), organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2024, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership. The Company's 7.25% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and 6.50% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock" and, together with the Series B Preferred Stock, the "Preferred Stock") remain outstanding and continue to trade on the New York Stock Exchange ("NYSE").
The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms "we", "our", "us", "Company" and "Operating Partnership" (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires.
Human Capital Management
Our Team
All individuals that provide services to the Company are employees of WHLR and participate in WHLR's compensation, benefits, professional development and other programs. For a discussion of WHLR's human capital management, please see WHLR's 2024 Annual Report on Form 10-K.
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
•Recycling and sensible management of our property portfolio. We intend to sell non-income producing land parcels or non-core assets utilizing sales proceeds to deleverage the balance sheet and invest in higher yielding opportunities. Properties may be slated for disposition based upon management's periodic review of our portfolio, and approval by our Board of Directors (the "Board of Directors").
•Strategy for optimizing capital structure. The Company seeks to mitigate risk and optimize its capital structure through continuous focus on maintaining prudent leverage and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, and other sources. In addition, the Company has been and intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, we believe we can offset the net operating income lost from the recent sales of certain properties as we seek to enhance our financial stability, strengthen our balance sheet, optimize our capital allocation, and maximize shareholder value.
•Strategy for integrating acquisitions. As the Company undertakes acquisitions, we seek to thoughtfully integrate the acquired properties and any software and personnel to maximize efficiencies both at the property and corporate level.
Governmental Regulations Affecting Our Properties
We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will for the fiscal year ending December 31, 2025. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.
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
Retailers at our properties also face competition from online retailers, outlet stores, discount shopping clubs, superstores, and other forms of sales and marketing of goods and services, such as direct mail. This competition could contribute to lease defaults and insolvency of tenants.
Climate
Some of our properties could be subject to natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Because of the geographic concentration of our properties, a single severe weather event or natural disaster could impact multiple of our properties. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other severe weather, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected.

While several of our properties are located in areas that have experienced hurricanes, tornados, severe rain storms, or snow during the past two years, there has been no substantial damage or change in operations related to weather events.
Insurance
The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors', officers', entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties and the other covered items given the relative risk of loss, the cost of the coverage, requirements from any and all lenders and general industry practice; however, its insurance coverage may not be sufficient to fully cover losses.
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
The Company does not believe that it has experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company and its business strategy, results of operations and/or financial condition.
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
Cybersecurity Governance
The Board of Directors of our parent company, WHLR, has primary oversight over cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of WHLR's Board of Directors (the "Audit Committee"). The Audit Committee reports to the full Board of Directors of WHLR regarding its activities, including those related to cybersecurity. Senior management, including the Company's CEO, CFO, and General Counsel, is responsible for assessing and managing cybersecurity risk, and provides briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to WHLR's Board of Directors. Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.
Through WHLR, the Company retained an information technology expert third party company to assist in managing relevant risks. In particular, the Company outsources its information technology function and monitoring to a third party provider whereby it benefits from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to the Company promptly by our third party consultant and material and potentially material incidents would be assessed by management and the Audit Committee for remediation and future prevention and detection.
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
Item 2. Properties
Real Estate Portfolio
The following tables present an overview of our properties and undeveloped land as of December 31, 2024:

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased	Percentage Occupied	Total Occupied Square Feet	Annualized Base Rent (1)	Annualized Base Rent per Occupied Square Foot
Brickyard Plaza	Berlin, CT	11	227,598	100.0%	100.0%	227,598	$2,100,000	$9.23
Carll's Corner	Bridgeton, NJ	7	116,532	36.9%	36.9%	43,012	450,000	10.46
Coliseum Marketplace	Hampton, VA	9	106,648	94.9%	94.9%	101,198	833,000	8.24
Fairview Commons	New Cumberland, PA	11	50,485	87.8%	87.8%	44,335	511,000	11.53
Fieldstone Marketplace	New Bedford, MA	12	193,836	79.4%	53.5%	103,664	1,053,000	10.15
Gold Star Plaza	Shenandoah, PA	6	71,720	97.8%	97.8%	70,120	643,000	9.17
Golden Triangle	Lancaster, PA	18	202,790	89.2%	89.2%	180,940	2,706,000	14.96
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	703,000	6.89
Oregon Avenue (2)	Philadelphia, PA	—	—	—%	—%	—	—	—
Patuxent Crossing	California, MD	26	264,068	82.3%	82.0%	216,467	2,542,000	11.74
Pine Grove Plaza	Brown Mills, NJ	16	79,306	86.4%	86.4%	68,506	839,000	12.25
Southington Center	Southington, CT	8	155,842	92.1%	91.0%	141,870	1,031,000	7.27
Timpany Plaza	Gardner, MA	18	182,820	82.8%	82.8%	151,460	1,600,000	10.56
Trexler Mall	Trexlertown, PA	23	342,541	98.7%	98.7%	337,944	3,820,000	11.31
Washington Center Shoppes	Sewell, NJ	29	157,300	96.1%	96.1%	151,150	1,921,000	12.71
Webster Commons	Webster, MA	9	98,984	100.0%	100.0%	98,984	1,285,000	12.98
Total		210	2,352,528	88.9%	86.7%	2,039,306	$22,037,000	$10.81
(1)Monthly base rent on occupied space as of the end of the current reporting period multiplied by twelve months, excluding the impact of tenant concessions and rent abatements.
(2)Includes property where a redevelopment opportunity exists.

Undeveloped Land	Location	Parcel Size (in acres)
South Philadelphia parcels	Philadelphia, PA	4.47
Webster Commons	Webster, MA	0.55
Major Tenants
The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2024:

Tenants	Category	Annualized Base Rent	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Feet	Annualized Base Rent per Occupied Square Foot
TJX Companies (1)	Discount Retailer	$1,220,000	5.54%	133,000	5.65%	$9.17
Kohl's	Discount Retailer	1,049,000	4.76%	147,000	6.25%	7.14
Lehigh Valley Health	Medical	803,000	3.64%	43,000	1.83%	18.67
Dollar Tree (2)	Discount Retailer	753,000	3.42%	96,000	4.08%	7.84
Redner's	Grocery	747,000	3.39%	106,000	4.51%	7.05
Home Depot	Home Improvement	742,000	3.37%	103,000	4.38%	7.20
Planet Fitness	Gym	728,000	3.30%	58,000	2.47%	12.55
Urban Air	Entertainment	570,000	2.59%	61,000	2.59%	9.34
Michaels	Hobby/Craft	557,000	2.53%	45,000	1.91%	12.38
LA Fitness	Gym	515,000	2.34%	45,000	1.91%	11.44
Total		$7,684,000	34.87%	837,000	35.58%	$9.18
(1)Marshalls 3 / HomeGoods 2
(2)Dollar Tree 8 / Family Dollar 1
Lease Expirations
The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2024:

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent	% of Total Annualized Base Rent	Expiring Base Rent per Occupied Square Foot
Available	—	313,222	13.31%	—	—	—	—
Month-To-Month	3	5,100	0.22%	0.25%	$82,000	0.37%	$16.08
2025	17	162,545	6.91%	7.97%	1,171,000	5.31%	7.20
2026	23	97,989	4.17%	4.81%	1,535,000	6.97%	15.67
2027	30	209,470	8.90%	10.27%	2,811,000	12.76%	13.42
2028	35	343,038	14.58%	16.82%	3,695,000	16.77%	10.77
2029	35	243,892	10.37%	11.96%	3,050,000	13.84%	12.51
2030	21	314,083	13.35%	15.40%	2,568,000	11.65%	8.18
2031	8	92,505	3.93%	4.54%	1,117,000	5.07%	12.08
2032	8	88,439	3.76%	4.34%	1,230,000	5.58%	13.91
2033	7	120,851	5.14%	5.93%	1,455,000	6.60%	12.04
Thereafter	23	361,394	15.36%	17.71%	3,323,000	15.08%	9.19
Total	210	2,352,528	100.00%	100.00%	$22,037,000	100.00%	$10.81
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
WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement (as defined below). See Note 14 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
Item 3. Legal Proceedings
See Note 10 of "Notes to Consolidated Financial Statements" included in Item 8 below for information relating to legal proceedings.
Item 4. Mine Safety Disclosures: Not applicable
Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Market Information and Holders
WHLR is the sole holder of the Company's common stock. The Company's Preferred Stock remains outstanding and continues to trade on the NYSE.
Dividends
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Code. The Company paid preferred stock dividends during 2023 and 2024. The following table presents the income tax status of distributions per share paid to our preferred stockholders:

	Years ended December 31,
	2024	2023
Series B Preferred Stock
Dividend paid per share	$1.813	$1.813
Ordinary income	0%	0%
Capital gains	0%	5%
Return of capital	100%	95%

Series C Preferred Stock
Dividend paid per share	$1.625	$1.625
Ordinary income	0%	0%
Capital gains	0%	5%
Return of capital	100%	95%
Issuer Purchases of Equity Securities
On August 8, 2024, the Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of the Company’s Preferred Stock over a period of twelve months (the "Repurchase Program"). The timing, price and actual number of shares of Preferred Stock repurchased under the Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions or by other means, as determined by management. The Company is not required to repurchase any shares of Preferred Stock under the Repurchase Program.

The following table provides a summary of stock repurchase activity under the Repurchase Program. There were no repurchases of the Series B Preferred Stock during the three months ended December 31, 2024.

Series C Preferred Stock
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 through October 31, 2024	—	$—	—	$8,966,000
November 1, 2024 through November 30, 2024	12,199	$14.06	12,199	$8,794,000
December 1, 2024 through December 31, 2024	13,362	$13.88	13,362	$8,609,000
Total	25,561		25,561
(1)Reflects the dollar value of shares that may yet be repurchased under the Repurchase Program announced on August 12, 2024.
Tender Offers
On September 25, 2024, the Company announced and commenced a "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $9.0 million of shares of Series C Preferred Stock at a price of not less than $13.25 nor greater than $15.50 per share of Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest (the "September 2024 Tender Offer"). Following the expiration of the September 2024 Tender Offer on October 24, 2024, the Company accepted for purchase 688,670 shares of its Series C Preferred Stock at $14.00 per share for approximately $9.6 million, which included 45,813 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock.
On December 27, 2024, the Company announced and commenced a second "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $12.5 million of shares of Series C Preferred Stock at a price of not less than $13.75 nor greater than $15.75 per share of Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest (the "December 2024 Tender Offer" and, together with the September 2024 Tender Offer, the "Tender Offers"). Following the expiration of the December 2024 Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Series C Preferred Stock at $15.75 per share for approximately $10.2 million. See Note 15 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
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
Executive Summary
The Company is a fully-integrated REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At December 31, 2024, the Company owned a portfolio of 16 properties totaling 2.4 million square feet of GLA. The portfolio was 88.9% leased and 86.7% occupied at December 31, 2024.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2024, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
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
2024 Significant Circumstances and Transactions
Dispositions
The following properties were sold during the years ended December 31, 2024 and 2023:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
12/26/2024	South Philadelphia retail center	$21,000,000	$3,187,000	$16,736,000
11/27/2024	Brickyard Plaza land parcel	$1,150,000	$(363,000)	$1,050,000
9/12/2024	Kings Plaza	$14,200,000	$1,703,000	$13,746,000
6/26/2024	Oakland Commons	$6,000,000	$(55,000)	$5,662,000
7/11/2023	Carll's Corner outparcel building	$3,000,000	$2,662,000	$2,759,000
Upon the 2024 disposition of a vacant land parcel at Brickyard Plaza, the Company paid down approximately $0.4 million to release the land parcel from collateral.
Timpany Plaza Loan Agreement
On September 12, 2023, the Company received $9.06 million of the $11.56 million in proceeds under the Timpany Plaza Loan Agreement (as defined below), and the remaining $2.5 million was received in 2024 upon the satisfaction of certain lease-related contingencies.
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
Stock Repurchase Program
On August 8, 2024, the Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of Preferred Stock over a period of twelve months. During the year ended December 31, 2024, there were no repurchases of Series B Preferred Stock and 102,636 shares of Series C Preferred Stock were repurchased under such authorization and retired. See Note 11, Shareholders' Equity, included in Item 8 below for further information.
Tender Offers
On September 25, 2024, the Company announced and commenced the September 2024 Tender Offer, and upon its expiration on October 24, 2024 the Company accepted for purchase 688,670 shares of its Series C Preferred Stock at $14.00 per share for approximately $9.6 million, which included 45,813 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock.
On December 27, 2024, the Company announced and commenced the December 2024 Tender Offer. Following the expiration of the December 2024 Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Series C Preferred Stock at $15.75 per share for approximately $10.2 million. See Note 11, Shareholders' Equity, and Note 15, Subsequent Events, included in Item 8 below for further information.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement (as defined below). The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2024 and 2023, the Company paid WHLR $1.4 million and $2.1 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). As of December 31, 2024 and 2023, the related party amounts due to WHLR were $9.5 million and $8.1 million, respectively.
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
The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in receivables on the consolidated balance sheets. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.

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
Real Estate Investments
Real estate investments include costs of both acquired and constructed assets, and are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
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
The values of acquired above market and below market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the non-cancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in depreciation and amortization expense at that time.
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
New Accounting Pronouncements
See Note 2 of "Notes to Consolidated Financial Statements" included in Item 8 below for information relating to new accounting pronouncements.

Results of Operations
Comparison of 2024 to 2023

	Years ended December 31,		Change
	2024	2023	Dollars	Percent
Revenues	$34,548,000	$34,632,000	$(84,000)	(0.2)%
Property operating expenses	(13,326,000)	(13,153,000)	(173,000)	1.3%
Property operating income	21,222,000	21,479,000	(257,000)
Corporate general and administrative	(2,304,000)	(3,192,000)	888,000	(27.8)%
Depreciation and amortization	(8,680,000)	(10,918,000)	2,238,000	(20.5)%
Gain on sales, net	4,472,000	2,662,000	1,810,000	68.0%
Impairment charges	(1,064,000)	—	(1,064,000)	n/a
Interest expense, net	(9,101,000)	(8,024,000)	(1,077,000)	13.4%
Net income	$4,545,000	$2,007,000	$2,538,000
Revenues were lower primarily as a result of (1) a decrease of $1.03 million in market lease amortization and straight line rents, partially offset by (2) an increase in other income of $0.76 million attributable to one-time transactions and (3) an increase of $0.19 million in rental revenues and expense recoveries, net of credit adjustments on operating lease receivables.
Property operating expenses were higher primarily as a result of an increase of $0.15 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were lower primarily as a result of a decrease of $0.73 million in legal and professional fees.
Depreciation and amortization expenses were lower as a result of (1) a decrease of $1.47 million attributable to properties that were sold in 2024 and (2) a decrease of $0.77 million attributable to same center properties.
Gain on sales, net in 2024 relates to the sales of the South Philadelphia retail center, Kings Plaza, the Brickyard Plaza land parcel, and Oakland Commons, and in 2023 relates to the sale of the outparcel building adjacent to Carll's Corner.
Impairment charges in 2024 relate to Oregon Avenue.
Interest expense, net was higher as a result of (1) an increase of $0.49 million in amortization expense of deferred financing costs, (2) an increase of $0.39 million in interest expense due to an increase in the overall weighted average principal debt balance, (3) an increase of $0.29 million in interest expense due to an increase in the overall weighted average interest rate, partially offset by (4) $0.08 million in interest income.
Same-Property Net Operating Income
Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes) for properties that are owned and operated for the entirety of both periods being compared. Because Same-Property NOI excludes general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.
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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (loss) (the most directly comparable GAAP financial measure):

	Years ended December 31,
	2024	2023
Operating income	$13,646,000	$10,031,000
Add (deduct):
Corporate general and administrative	2,304,000	3,192,000
Gain on sales, net	(4,472,000)	(2,662,000)
Impairment charges	1,064,000	—
Depreciation and amortization	8,680,000	10,918,000
Straight-line rents	(288,000)	(1,208,000)
Above (below) market lease amortization, net	(226,000)	(336,000)
Other non-property revenue	(1,041,000)	(124,000)
NOI related to properties not defined as same-property	(1,966,000)	(2,265,000)
Same-Property NOI	$17,701,000	$17,546,000

Number of same properties	16	16
Same-property occupancy, end of period	86.7%	86.5%
Same-property leased, end of period	88.9%	87.9%
Same-property average base rent, end of period	$10.81	$10.96
Same-Property NOI for the comparable years increased 0.9% primarily as a result of an increase in expense recoveries, partially offset by an increase in property operating expenses.

Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Years ended December 31,
	2024	2023
Renewals (1):
Leases renewed with rate increase (sq feet)	191,280	182,111
Leases renewed with rate decrease (sq feet)	1,375	—
Leases renewed with no rate change (sq feet)	21,058	7,643
Total leases renewed (sq feet)	213,713	189,754

Leases renewed with rate increase (count)	28	20
Leases renewed with rate decrease (count)	1	—
Leases renewed with no rate change (count)	3	3
Total leases renewed (count)	32	23

Option exercised (count)	8	5

Weighted average on rate increases (per sq foot)	$1.72	$0.77
Weighted average on rate decreases (per sq foot)	$(7.32)	$—
Weighted average on all renewals (per sq foot)	$1.50	$0.74

Weighted average change of renewals over prior rates	11.28%	6.85%

New Leases (1) (2):
New leases (sq feet)	68,747	197,575
New leases (count)	19	25
Weighted average rate (per sq foot)	$15.92	$13.03

Weighted average change of new leases over prior rates	3.93%	12.03%
(1)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Big Lots Chapter 11 Bankruptcy
On September 9, 2024, Big Lots, Inc. and its affiliates (collectively, "Big Lots"), filed for protection under chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware. Big Lots leased two locations from us (collectively, the "Big Lots Leases"). Big Lots is entitled to certain rights under the Bankruptcy Code regarding the assumption or rejection of its leases, including the Big Lots Leases. We don't anticipate that the Big Lots chapter 11 cases will have a material adverse effect on our business, our financial condition, or our results of operations.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $30.6 million in cash, cash equivalents and restricted cash as of December 31, 2024. The Company does not have any scheduled debt maturities for the year ending December 31, 2025. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.

In 2024 and through the 2025 expiration of the December 2024 Tender Offer, the Company has repurchased a total of 1,436,582 shares of Series C Preferred Stock for a purchase price of approximately $21.2 million under the Repurchase Program and through the two Tenders Offers, excluding fees and expenses. These repurchases were funded by asset sales. In addition, the Company has been and intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value. On February 21, 2025, the Company announced and commenced the February 2025 Tender Offers (as defined below). See Note 15 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
Term loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and are not available to fund other property-level or Company-level obligations.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Code. The Company paid preferred stock dividends during 2023 and 2024, and has continued to declare preferred stock dividends through the first quarter of 2025. Future dividend declarations will continue to be at the discretion of the Board of Directors and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes.
The following table sets forth the Company's significant debt repayment, interest, and operating lease obligations at December 31, 2024:

	Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Secured term loans	$112,000	$121,000	$258,000	$12,647,000	$1,581,000	$131,379,000	$146,098,000
Interest payments (1)	8,288,000	8,279,000	8,270,000	8,037,000	7,318,000	21,130,000	61,322,000
Operating lease obligations	177,000	177,000	177,000	177,000	177,000	7,314,000	8,199,000
Total	$8,577,000	$8,577,000	$8,705,000	$20,861,000	$9,076,000	$159,823,000	$215,619,000
(1)Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2024.
In addition, the Company has $0.6 million outstanding construction commitments at December 31, 2024.
Other than the items disclosed in the table above, the Company had no off-balance sheet arrangements as of December 31, 2024 that are reasonably likely to have a current or future material effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Net Cash Flows

	Years ended December 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$9,463,000	$8,248,000
Investing activities	$25,596,000	$(3,697,000)
Financing activities	$(20,343,000)	$(2,106,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $10.2 million for 2024. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $8.7 million for 2023. The increase was primarily a result of other income attributable to one-time transactions and lower corporate general and administrative costs.

Investing Activities
Net cash flows provided by (used in) investing activities were primarily the result of net proceeds received from the sale of real estate, partially offset by the Company's expenditures for property improvements. During 2024, the Company received $16.7 million of net proceeds from the sale of the South Philadelphia retail center, $13.7 million of net proceeds from the sale of Kings Plaza, $5.7 million of net proceeds from the sale of Oakland Commons, and $1.1 million of net proceeds from the sale of the Brickyard Plaza land parcel, which was partially offset by $11.6 million of expenditures for property improvements. During 2023, the Company incurred $6.5 million of expenditures for property improvements, which was partially offset by $2.8 million of net proceeds related to the sale of the outparcel building adjacent to Carll's Corner. These increases in expenditures are a result of increased leasing activity.
Financing Activities
During 2024, the Company paid $11.5 million for the repurchase of preferred stock, paid $10.4 million of preferred stock dividends, paid down borrowings of $5.2 million under the Revolving Credit Agreement, paid $0.5 million of term loan principal, and paid $0.4 million of debt financing costs, which was partially offset by $5.2 million in proceeds received from the Revolving Credit Agreement and $2.5 million in proceeds received related to the Timpany Plaza Loan Agreement (as defined below). During 2023, the Company paid $10.8 million of preferred stock dividends and $0.4 million of debt financing costs, which was partially offset by $9.1 million received related to the Timpany Plaza Loan Agreement.
Funds From Operations
We use funds from operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("Nareit") in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by Nareit, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.
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

A reconciliation of net income (loss) attributable to common shareholders to FFO and AFFO is as follows:

	Years ended December 31,
	2024	2023
Net income (loss) attributable to common shareholders	$1,879,000	$(8,745,000)
Real estate depreciation and amortization	8,680,000	10,918,000
(Gain) on sales, net	(4,472,000)	(2,662,000)
Impairment charges	1,064,000	—
FFO applicable to common shares	7,151,000	(489,000)
Deemed contribution related to preferred stock repurchases	(7,629,000)	—
Straight-line rents	(288,000)	(1,208,000)
Deferred financing costs amortization	873,000	386,000
Above (below) market lease amortization, net	(226,000)	(336,000)
AFFO applicable to common shares	$(119,000)	$(1,647,000)

FFO per common share	$0.52	$(0.04)

AFFO per common share	$(0.01)	$(0.12)

Weighted average number of common shares	13,718,169	13,718,169
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
Fluctuations in interest rates could significantly impact our operating portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of these changes have had and may continue to have impacts on our business.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cedar Realty Trust, Inc.
Virginia Beach, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
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
At December 31, 2024, the Company's net real estate totaled $172.2 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors in determining whether events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable.
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
Virginia Beach, Virginia
March 4, 2025

CEDAR REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Real estate:
Land	$56,897,000	$69,085,000
Buildings and improvements	246,961,000	299,080,000
	303,858,000	368,165,000
Less accumulated depreciation	(131,698,000)	(166,489,000)
Real estate, net	172,160,000	201,676,000

Cash and cash equivalents	23,092,000	6,518,000
Restricted cash	7,532,000	9,390,000
Receivables, net	5,655,000	6,357,000
Deferred costs and other assets, net	8,492,000	9,141,000
TOTAL ASSETS	$216,931,000	$233,082,000

LIABILITIES AND EQUITY
Loans payable, net	$142,961,000	$140,494,000
Accounts payable, accrued expenses, and other liabilities	7,003,000	8,382,000
Due to Wheeler Real Estate Investment Trust, Inc.	9,491,000	8,094,000
Below market lease intangibles, net	1,265,000	2,655,000
Total liabilities	160,720,000	159,625,000

Commitments and contingencies (Note 10)

Equity:
Preferred stock	139,794,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	868,945,000	868,323,000
Cumulative distributions in excess of net income	(953,351,000)	(955,230,000)
Total equity	56,211,000	73,457,000
TOTAL LIABILITIES AND EQUITY	$216,931,000	$233,082,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023
REVENUES
Rental revenues	$33,148,000	$33,987,000
Other revenues	1,400,000	645,000
Total revenues	34,548,000	34,632,000
EXPENSES
Operating, maintenance and management	8,186,000	7,728,000
Real estate and other property-related taxes	5,140,000	5,425,000
Corporate general and administrative	2,304,000	3,192,000
Depreciation and amortization	8,680,000	10,918,000
Total expenses	24,310,000	27,263,000

OTHER
Gain on sales, net	4,472,000	2,662,000
Impairment charges	(1,064,000)	—
Total other	3,408,000	2,662,000

OPERATING INCOME	13,646,000	10,031,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(9,101,000)	(8,024,000)
Total non-operating income and expenses	(9,101,000)	(8,024,000)

NET INCOME	4,545,000	2,007,000

Preferred stock dividends	(10,295,000)	(10,752,000)
Deemed contribution related to preferred stock repurchases	7,629,000	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,879,000	$(8,745,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.14	$(0.64)

Weighted average number of common shares	13,718,169	13,718,169
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2024 and 2023

					Additional paid-in capital	Cumulative distributions in excess of net income	Total equity
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(946,485,000)	$82,202,000
Net income	—	—	—	—	—	2,007,000	2,007,000
Preferred stock dividends	—	—	—	—	—	(10,752,000)	(10,752,000)
Balance, December 31, 2023	6,449,609	159,541,000	13,718,169	823,000	868,323,000	(955,230,000)	73,457,000
Net income	—	—	—	—	—	4,545,000	4,545,000
Preferred stock dividends	—	—	—	—	—	(10,295,000)	(10,295,000)
Preferred stock repurchases	(791,306)	(19,747,000)	—	—	622,000	7,629,000	(11,496,000)
Balance, December 31, 2024	5,658,303	$139,794,000	13,718,169	$823,000	$868,945,000	$(953,351,000)	$56,211,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$4,545,000	$2,007,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales, net	(4,472,000)	(2,662,000)
Impairment charges	1,064,000	—
Straight-line rents	(288,000)	(1,208,000)
Credit adjustments on operating lease receivables	72,000	(357,000)
Depreciation and amortization	8,680,000	10,918,000
Above (below) market lease amortization, net	(226,000)	(336,000)
Amortization of deferred financing costs	873,000	386,000
Changes in operating assets and liabilities, net of effects of dispositions:
Receivables, net	1,063,000	1,343,000
Deferred costs and other assets, net	(1,679,000)	(2,243,000)
Accounts payable, accrued expenses, and other liabilities	(169,000)	400,000
Net cash provided by operating activities	9,463,000	8,248,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(11,598,000)	(6,456,000)
Net proceeds from sales of real estate	37,194,000	2,759,000
Net cash provided by (used in) investing activities	25,596,000	(3,697,000)

FINANCING ACTIVITIES
Advances under Revolving Credit Agreement	5,223,000	—
Repayments under Revolving Credit Agreement	(5,223,000)	—
Term loan proceeds	2,500,000	9,060,000
Term loan principal payments	(462,000)	—
Payments for deferred financing costs	(444,000)	(414,000)
Preferred stock dividends	(10,441,000)	(10,752,000)
Preferred stock repurchases	(11,496,000)	—
Net cash used in financing activities	(20,343,000)	(2,106,000)

Net increase in cash, cash equivalents and restricted cash	14,716,000	2,445,000
Cash, cash equivalents and restricted cash at beginning of year	15,908,000	13,463,000
Cash, cash equivalents and restricted cash at end of year	$30,624,000	$15,908,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$23,092,000	$6,518,000
Restricted cash	7,532,000	9,390,000
Cash, cash equivalents and restricted cash	$30,624,000	$15,908,000
See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024

Note 1. Business and Organization
The Company is a fully-integrated REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At December 31, 2024, the Company owned a portfolio of 16 properties. Six of these properties are located in Pennsylvania, three in Massachusetts, three in New Jersey, two in Connecticut, one in Maryland and one in Virginia.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2024, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
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
Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current year presentation. These reclassifications had no effect on net income or loss.
Real Estate Investments
Real estate investments include costs of both acquired and constructed assets, and are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
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
The values of acquired above market and below market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the non-cancelable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in depreciation and amortization expense at that time.
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
The Company, when applicable, conducts a continuing review of the values for all properties "held for sale" based on estimated sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts less costs to sell for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated, or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Properties meeting the "held for sale" criteria, are written down to the lower of their carrying value and estimated fair values less costs to sell.
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
December 31, 2024
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
Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in receivables on the consolidated balance sheets. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.
The Company's leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or "CAM" expenses). This significantly reduces the Company's exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant's share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square footage of the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income as such expenses are reimbursed.
The Company defers recognition of contingent rental income until those specified sales targets are met. Revenues also include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination fees, which are included in revenues on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company records losses related to unrecovered deferred costs and other assets, net.
The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expense is recorded as a reduction of rental revenues in the Company's consolidated statements of operations.
Segment Information
The Company's Chief Executive Officer is the Chief Operating Decision Maker ("CODM"). The Company's primary business is the ownership and operation of grocery-anchored shopping centers. The CODM reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The CODM uses net operating income ("NOI") to assist in making decisions on how to allocate resources and assess the Company's financial performance. The Company defines NOI as revenues (rental and other revenues), less real estate and other property-related taxes, insurance and property operating expenses. CAM expenses, utilities, ground rent and management fees are reviewed by the CODM collectively as property operating expenses. The Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in similar markets, and have similar tenant mixes.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income:

	Years ended December 31,
	2024	2023
Revenues	$34,548,000	$34,632,000
Operating expenses:
Real estate and other property-related taxes	5,140,000	5,425,000
Insurance	1,008,000	929,000
Property operating expenses	7,178,000	6,799,000
Total	13,326,000	13,153,000
NOI	$21,222,000	$21,479,000

	Years ended December 31,
	2024	2023
NOI	$21,222,000	$21,479,000
Add (deduct):
Corporate general and administrative	(2,304,000)	(3,192,000)
Depreciation and amortization	(8,680,000)	(10,918,000)
Gain on sales, net	4,472,000	2,662,000
Impairment charges	(1,064,000)	—
Operating income	$13,646,000	$10,031,000
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
Income Taxes
The Company, organized in 1984, has elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its stockholders and complies with certain other requirements. As of December 31, 2024, the Company was in compliance with all REIT requirements.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
a tax position no longer meets the more-likely-than-not threshold of being sustained. The Company has not identified any uncertain tax positions which would require an accrual.
The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2024, the tax years 2021 through 2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an Internal Revenue Service audit for tax year 2022. The Company does not expect this audit to result in any material changes to the Company’s financial position.
Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2024	2023
Supplemental disclosure of cash activities:
Cash paid for interest	$8,304,000	$7,495,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$264,000	$136,000
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Disclosures." The amendments in this ASU enhance disclosures of the reportable segments, including entities with a single reportable segment. Additional disclosures include providing one or more measure of profit or loss that is regularly used by the CODM and disclosure of the title and position of the CODM. The guidance is effective for fiscal years beginning after December 15, 2023. We adopted this guidance effective for the Company's annual reporting period beginning on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
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
The Company's depreciation expense on real estate assets was $7.7 million and $10.0 million for 2024 and 2023, respectively.
Dispositions
The Company sold the following properties during the years ended December 31, 2024 and 2023:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
12/26/2024	South Philadelphia retail center	$21,000,000	$3,187,000	$16,736,000
11/27/2024	Brickyard Plaza land parcel	1,150,000	(363,000)	1,050,000
9/12/2024	Kings Plaza	14,200,000	1,703,000	13,746,000
6/26/2024	Oakland Commons	6,000,000	(55,000)	5,662,000
7/11/2023	Carll's Corner outparcel building	3,000,000	2,662,000	2,759,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Impairments
During the year ended December 31, 2024, the Company recorded impairment charges of approximately $1.1 million on Oregon Avenue, located in Philadelphia, Pennsylvania. There were no impairment charges for the year ended December 31, 2023. These impairment charges are included in operating income in the accompanying consolidated statements of operations.
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, deferred costs and other assets, accounts payable, accrued expenses and other liabilities, due to WHLR and below market lease intangibles approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2024 and 2023, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $141.1 million and $131.4 million, respectively, and the carrying value of such loans, was $143.0 million and $140.5 million, respectively.
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
For the year ended December 31, 2024, the Company recorded impairments of $1.1 million related to Oregon Avenue, located in Philadelphia, Pennsylvania. These charges are included in impairment charges in the consolidated statement of operations. The fair value of the assets was determined to be Level 2. Such assets have an aggregate fair value of $2.6 million as of December 31, 2024.
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
There were no tenants that accounted for an aggregate of more than 10% of the Company's total revenues during 2024 and 2023.
For the year ended December 31, 2024, three properties constitute approximately 37.5% of the Company's revenues in the aggregate. For the year ended December 31, 2023, one property constitutes approximately 14.6% of the Company's revenues in the aggregate.
The Company's properties are located largely in the Northeast, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 6 of the Company's properties are located in Pennsylvania).

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Note 6. Receivables, net
Receivables, net are composed of the following:

	December 31,
	2024	2023
Rents and other receivables, net	$1,540,000	$1,894,000
Straight-line rents, net	4,115,000	4,463,000
	$5,655,000	$6,357,000
As of December 31, 2024 and 2023, the Company's allowance for uncollectible tenant receivables totaled $0.3 million and $0.5 million, respectively.
Note 7. Deferred Costs and Other Assets, net
Deferred costs and other assets, net, are composed of the following:

	December 31,
	2024	2023
Lease origination costs	$4,471,000	$5,501,000
Right-of-use assets	2,024,000	2,059,000
Prepaid expenses	1,872,000	1,504,000
Other	125,000	77,000
Total other assets and deferred charges, net	$8,492,000	$9,141,000
Deferred costs are amortized over the terms of the related agreements. Amortization expense related to deferred costs amounted to $1.0 million and $1.0 million for 2024 and 2023, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $7.6 million and $10.7 million at December 31, 2024 and 2023, respectively. Deferred lease origination costs will be charged to future operations as follows:

Lease origination costs
2025	$748,000
2026	716,000
2027	665,000
2028	556,000
2029	450,000
Thereafter	1,336,000
$4,471,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Note 8. Loans Payable, net
The Company's loans payable are collateralized by 13 properties at December 31, 2024 and 2023 and are composed of the following:

		December 31, 2024		December 31, 2023
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted-average	Balance outstanding	Contractual interest rates weighted-average
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	$11,527,000	7.3%	$9,060,000	7.3%
Term loan, 10 properties	Nov 2032	109,571,000	5.3%	110,000,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%	25,000,000	6.4%
		146,098,000	5.6%	144,060,000	5.6%
Unamortized issuance costs		(3,137,000)		(3,566,000)
		$142,961,000		$140,494,000
Term Loan Agreement, 10 properties
On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (the "Term Loan Agreement, 10 properties"). Wheeler REIT, L.P. provided a limited recourse indemnity in connection with such loan and includes certain financial covenants. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Term Loan Agreement, 10 properties is collateralized by 10 properties, consisting of Brickyard Plaza, Fairview Commons, Gold Star Plaza, Golden Triangle, Hamburg Square, Pine Grove Plaza, Southington Center, Trexler Mall, Washington Center and Webster Commons. Upon the 2024 disposition of a vacant land parcel at Brickyard Plaza, the Company paid down approximately $0.4 million to release the land parcel from collateral.
Patuxent Crossing/Coliseum Marketplace Loan Agreement
On December 21, 2022, the Company entered into a term loan agreement with Citi Real Estate Funding Inc. for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity on January 6, 2033 (the "Patuxent Crossing/Coliseum Marketplace Loan Agreement"). The Patuxent Crossing/Coliseum Marketplace Loan Agreement is collateralized by 2 properties, consisting of Patuxent Crossing and Coliseum Marketplace.
Timpany Plaza Loan Agreement
On September 12, 2023, the Company entered into a term loan agreement with Cornerstone Bank for $11.56 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months (the "Timpany Plaza Loan Agreement"). Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.06 million of the $11.56 million and the remaining $2.5 million was received in 2024, upon the satisfaction of certain lease-related contingencies. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Scheduled Principal Payments
Scheduled principal payments on secured term loans at December 31, 2024, due on various dates through 2033, are as follow:

2025	$112,000
2026	121,000
2027	258,000
2028	12,647,000
2029	1,581,000
Thereafter	131,379,000
$146,098,000
Note 9. Intangible Lease Asset/Liability
Unamortized intangible lease liabilities that relate to below market leases amounted to $1.3 million and $2.7 million at December 31, 2024 and 2023, respectively.
The unamortized balance of intangible lease liabilities at December 31, 2024 is net of accumulated amortization of $15.2 million, and will be credited to future operations as follows:

2025	$181,000
2026	181,000
2027	181,000
2028	181,000
2029	181,000
Thereafter	360,000
$1,265,000
Note 10. Commitments and Contingencies
Lease Commitments
Following the sale of Oakland Commons, including the related ground lease thereon, the Company is a lessee under one ground lease agreement at December 31, 2024. As of December 31, 2024, the Company's remaining lease term is approximately 46.4 years, and the discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease and executive office lease agreements was approximately $0.2 million and $0.2 million for 2024 and 2023, respectively.
The following table represents a reconciliation of the Company's undiscounted future minimum lease payments for its ground lease agreement applicable to lease liabilities as of December 31, 2024:

2025	$177,000
2026	177,000
2027	177,000
2028	177,000
2029	177,000
Thereafter	7,314,000
Total undiscounted future minimum lease payments	8,199,000
Future minimum lease payments, discount	(6,175,000)
Lease liabilities	$2,024,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Insurance
The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors', officers', entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties and the other covered items given the relative risk of loss, the cost of the coverage, requirements from any and all lenders and general industry practice; however, its insurance coverage may not be sufficient to fully cover losses.
Regulatory and Environmental
As the owner of the buildings on our properties, the Company could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in its buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if the Company does not comply with such laws, it could face fines for such noncompliance. Also, the Company could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in its buildings, and the Company could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in its buildings. In addition, some of the Company's tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject the Company or its tenants to liability resulting from these activities. Environmental liabilities could affect a tenant's ability to make rental payments to the Company, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect the Company's operations. The Company is not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.
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
On September 4, 2024, the United States Court of Appeals for the Fourth Circuit affirmed the United States District Court for the District of Maryland's order dismissing the consolidated complaints in the Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527) and Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103 lawsuits, and the matters are now concluded.

Note 11. Shareholders' Equity
Preferred Stock
The Company's Series B Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable, in whole or in part, at the Company's option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.
The Company's Series C Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company's option beginning August 24, 2022 at a price of $25.00 per share plus accrued and unpaid distributions.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2024		December 31, 2023
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,449,609	4,208,694	1,449,609	5,000,000
Balance	$34,767,000	$105,027,000	$34,767,000	$124,774,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2024	2023
Series B Preferred Stock	$1.8125	$1.8125
Series C Preferred Stock	$1.6250	$1.6250
At December 31, 2024 and 2023, there were $1.1 million and $1.2 million, respectively, of accrued preferred stock dividends that are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
Stock Repurchase Program
On August 8, 2024, the Board of Directors authorized the Repurchase Program. The timing, price and actual number of shares of Preferred Stock repurchased under the Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions or by other means, as determined by management. The Company is not required to repurchase any shares of Preferred Stock under the Repurchase Program.
On September 19, 2024, in anticipation of the September 2024 Tender Offer, the Company ceased Preferred Stock repurchases. On November 12, 2024, the Company recommenced Preferred Stock repurchases following the expiration of the September 2024 Tender Offer. On December 20, 2024, in anticipation of the December 2024 Tender Offer, the Company ceased Preferred Stock repurchases.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
The following table provides a summary of stock repurchase activity under the Repurchase Program. There were no repurchases of the Series B Preferred Stock during the year ended December 31, 2024.

Series C Preferred Stock
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Balance, December 31, 2023	—	$—	$—
For the year ended December 31, 2024	102,636	$13.54	8,609,000
Balance, December 31, 2024	102,636	$13.54	$8,609,000
(1)Reflects the dollar value of shares that may yet be repurchased under the Repurchase Program announced on August 12, 2024.
Tender Offers
On September 25, 2024, the Company announced and commenced the September 2024 Tender Offer, and upon its expiration on October 24, 2024, the Company accepted for purchase 688,670 shares of its Series C Preferred Stock at $14.00 per share for approximately $9.6 million, which included 45,813 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock.
On December 27, 2024, the Company announced and commenced the December 2024 Tender Offer. Following the expiration of the December 2024 Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Series C Preferred Stock at $15.75 per share for approximately $10.2 million. See Note 15, Subsequent Events.
In 2024, the Company recognized a $7.6 million deemed contribution in relation to the Stock Repurchase Program and the Tender Offers, which represents the difference between the carrying value of the Series C Preferred Stock and the amounts paid in conjunction with the Stock Repurchase Program and the Tender Offers. The deemed contribution is included in the consolidated statement of operations to arrive at net income attributable to common shareholders.
Note 12. Revenues
Revenues are comprised of the following:

	Years ended December 31,
	2024	2023
Base rents	$23,992,000	$23,902,000
Expense recoveries - variable lease revenue	8,254,000	7,705,000
Percentage rent - variable lease revenue	460,000	479,000
Straight-line rents	288,000	1,208,000
Above (below) market lease amortization, net	226,000	336,000
Other	1,400,000	645,000
	34,620,000	34,275,000
Credit adjustments on operating lease receivables	(72,000)	357,000
Total revenues	$34,548,000	$34,632,000
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2024 are approximately as follows:

2025	$22,357,000
2026	22,224,000
2027	20,256,000
2028	16,331,000
2029	13,347,000
Thereafter	44,968,000
$139,483,000
Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants' sales volume. Such amounts do not include amortization of intangible lease assets or liabilities.
Note 13. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Years ended December 31,
	2024	2023
Numerator
Net income	$4,545,000	$2,007,000
Preferred stock dividends	(10,295,000)	(10,752,000)
Deemed contribution related to preferred stock repurchases	7,629,000	—
Net income (loss) attributable to common shares	$1,879,000	$(8,745,000)
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169

Net income (loss) per common share attributable to common shareholders	$0.14	$(0.64)
Note 14. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to that certain Wheeler Real Estate Company Management Agreement entered into in August 2022 by and between Wheeler Real Estate LLC, a wholly-owned subsidiary of WHLR, and the Company and its subsidiaries (the "Wheeler Real Estate Company Management Agreement"). The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2024 and 2023, the Company paid WHLR $1.4 million and $2.1 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR are comprised of:

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2024

	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	634,000	225,000
Leasing commissions	548,000	161,000
Cost Sharing Agreement allocations (1)	800,000	548,000
Transaction fees	343,000	—
Other	—	(6,000)
Total	$9,491,000	$8,094,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
Note 15. Subsequent Events
Dividends
On January 30, 2025, the Company announced that the Board of Directors declared a dividend of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends were paid on February 20, 2025 to shareholders of record on February 10, 2025.
December 2024 Tender Offer
On January 28, 2025, the December 2024 Tender Offer expired in accordance with its terms. An aggregate of 645,276 shares of Series C Preferred Stock were properly tendered and not properly withdrawn at or below the final purchase price of $15.75 per share. The Company accepted for purchase all shares of Series C Preferred Stock that were properly tendered and not properly withdrawn at or below the final purchase price.
The purchase price for the Series C Preferred Stock purchased in the December 2024 Tender Offer is approximately $10.2 million, excluding fees and expenses relating to the December 2024 Tender Offer. The shares purchased represent approximately 15.3% of the issued and outstanding Series C Preferred Stock as of January 30, 2025.
Webster Commons
On February 11, 2025, Cedar Realty Trust, Inc. sold Webster Commons, a 98,984 square foot retail center located in Webster, Massachusetts, for $14.5 million, resulting in $13.9 million in net proceeds, which includes a $9.1 million pay down of the Term Loan Agreement, 10 properties to release the property from collateral.
February 2025 Tender Offers
On February 21, 2025, the Company announced and commenced concurrent but separate offers to purchase up to an aggregate amount paid of $9.5 million of (i) up to 584,615 shares of Series C Preferred Stock for a purchase price of $16.25 per share, in cash, and (ii) up to 535,211 shares of Series B Preferred Stock for a purchase price of $17.75 per share, in cash, each less any applicable withholding taxes and without interest (the "February 2025 Tender Offers"). The February 2025 Tender Offers are intended to expire at 5:00 p.m., New York City time, on March 21, 2025, unless either Offer is earlier extended or terminated.

Cedar Realty Trust, Inc.
Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions	Balance at
	beginning	costs (recoveries)	from	end
Description	of year	and expense	reserves	of year
Allowance for doubtful accounts:
Year ended December 31, 2024	$469,000	$72,000	$(212,000)	$329,000
Year ended December 31, 2023	$2,565,000	$(357,000)	$(1,739,000)	$469,000

Cedar Realty Trust, Inc.
Schedule III
Real Estate and Accumulated Depreciation

Property	Encumbrances	Gross leasable area	Initial cost to the Company		Subsequent cost capitalized (3)
			Land	Building and Improvements
Brickyard Plaza	(1)	227,598	$6,465,000	$29,119,000	$(1,125,000)
Carll's Corner		116,532	3,034,000	15,293,000	(13,357,000)
Coliseum Marketplace	(2)	106,648	2,924,000	14,416,000	(2,383,000)
Fairview Commons	(1)	50,485	858,000	3,568,000	666,000
Fieldstone Marketplace		193,836	5,229,000	21,440,000	(1,705,000)
Gold Star Plaza	(1)	71,720	1,644,000	6,519,000	(142,000)
Golden Triangle	(1)	202,790	2,320,000	9,713,000	12,754,000
Hamburg Square	(1)	102,058	1,153,000	4,678,000	6,635,000
Oregon Avenue		—	2,247,000	18,616,000	(18,023,000)
Patuxent Crossing	(2)	264,068	14,849,000	18,445,000	1,835,000
Pine Grove Plaza	(1)	79,306	2,010,000	6,489,000	1,218,000
South Philadelphia parcels		—	2,128,000	—	—
Southington Center	(1)	155,842	—	11,834,000	1,671,000
Timpany Plaza	$11,527,000	182,820	3,412,000	19,240,000	(670,000)
Trexler Mall	(1)	342,541	6,932,000	32,815,000	12,701,000
Washington Center Shoppes	(1)	157,300	2,061,000	7,314,000	6,857,000
Webster Commons	(1)	98,984	3,551,000	18,412,000	(2,366,000)
Other	n/a	—	—	564,000	—
Total Portfolio		2,352,528	$60,817,000	$238,475,000	$4,566,000

	Gross amount at which carried at December 31, 2024			Accumulated depreciation	Year built/ Year last renovated	Year acquired	Depreciation life
(continued)
Property	Land	Building and improvements	Total
Brickyard Plaza	$6,465,000	$27,994,000	$34,459,000	$15,527,000	1990/2012	2004	3 - 40 years
Carll's Corner	220,000	4,750,000	4,970,000	3,364,000	1960s-1999	2007	3 - 40 years
Coliseum Marketplace	3,586,000	11,371,000	14,957,000	7,168,000	1987/2012	2005	3 - 40 years
Fairview Commons	858,000	4,234,000	5,092,000	2,145,000	1976/2003	2007	3 - 40 years
Fieldstone Marketplace	5,167,000	19,797,000	24,964,000	11,203,000	1988/2003	2005/2012	3 - 40 years
Gold Star Plaza	1,644,000	6,377,000	8,021,000	3,165,000	1988	2006	3 - 40 years
Golden Triangle	2,320,000	22,467,000	24,787,000	12,784,000	1960/2005	2003	3 - 40 years
Hamburg Square	1,153,000	11,313,000	12,466,000	5,615,000	1993/2010	2004	3 - 40 years
Oregon Avenue	2,141,000	699,000	2,840,000	202,000	2011	2016	3 - 40 years
Patuxent Crossing	13,211,000	21,918,000	35,129,000	12,313,000	1985-1997	2009	3 - 40 years
Pine Grove Plaza	1,622,000	8,095,000	9,717,000	4,154,000	2001/2002	2003	3 - 40 years
South Philadelphia parcels	2,128,000	—	2,128,000	—	n/a	2003	n/a
Southington Center	—	13,505,000	13,505,000	6,968,000	1972/2000	2003	3 - 40 years
Timpany Plaza	3,368,000	18,614,000	21,982,000	8,663,000	1970's-1989	2007	3 - 40 years
Trexler Mall	6,932,000	45,516,000	52,448,000	22,400,000	1973/2013	2005	3 - 40 years
Washington Center Shoppes	2,000,000	14,232,000	16,232,000	7,277,000	1979/1995	2001	3 - 40 years
Webster Commons	4,082,000	15,515,000	19,597,000	8,503,000	1960's-2004	2007	3 - 40 years
Other	—	564,000	564,000	247,000	n/a	n/a	n/a
Total Portfolio	$56,897,000	$246,961,000	$303,858,000	$131,698,000

Cedar Realty Trust, Inc.
Schedule III
Real Estate and Accumulated Depreciation
The changes in real estate and accumulated depreciation for the years ended December 31, 2024 and 2023, respectively, are as follows:

Cost	2024		2023
Balance, beginning of the year	$368,165,000		$364,110,000
Properties transferred to/from held for sale	—		—
Disposals	(74,968,000)		(2,401,000)
Property impairments	(1,064,000)		—
Improvements and betterments	11,725,000		6,456,000
Balance, end of the year	$303,858,000	(4)	$368,165,000

Accumulated depreciation
Balance, beginning of the year	$166,489,000		$157,468,000
Properties transferred to/from held for sale	—		—
Disposals	(42,501,000)		(945,000)
Depreciation expense (5)	7,710,000		9,966,000
Balance, end of the year	$131,698,000		$166,489,000

Net book value	$172,160,000		$201,676,000
(1)Properties secure the Term Loan Agreement, 10 properties.
(2)Properties secure the Patuxent Crossing/Coliseum Marketplace Loan Agreement.
(3)Negative amounts represent write-offs of fully depreciated assets, partial asset sales and impairments.
(4)At December 31, 2024, the aggregate cost for federal income tax purposes was approximately $78.9 million greater than the Company's recorded values.
(5)Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our company's internal control over financial reporting as of December 31, 2024, utilizing the framework established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2024 were effective.
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

Item 9B. Other Information:
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections: Not applicable
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The affairs of the Company are managed by the Board of Directors. Directors are elected annually by WHLR, the Company's sole holder of its common stock, and serve until a successor has been elected or approved.
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
Audit Committee Matters
The Company is relying on the general exemption to the requirement to have an audit committee provided in Exchange Act Rule 10A-3. WHLR satisfies the requirements of Rule 10A-3 with respect to its common stock listed on the Nasdaq Capital Market. The Company is 100% beneficially owned by WHLR. The Company has listed on the NYSE each of the two series of Preferred Stock. The Company's common stock is not listed.
Insider Trading Policy
The Company has adopted WHLR's Insider Trading Policy as applicable to our directors, officers, and employees, and has implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, SEC rules and regulations, and the NYSE listing standards. A copy of WHLR's Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Members of the Board of Directors
As of February 28, 2025, the members of the Board of Directors are identified below:

Directors
Kerry G. Campbell
E.J. Borrack
Paula J. Poskon
Gary Skoien
M. Andrew Franklin
Crystal Plum
Kerry G. Campbell
Chairman of the Board of Directors; Independent Director
Age — 59
Director since 2022
Kerry G. Campbell was appointed to the Board of Directors in August 2022 and serves as its Chair. Mr. Campbell also serves on the Board of Directors of WHLR. Mr. Campbell is the principal of a financial litigation and investment management consulting firm, Kerry Campbell LLC, where since February 2014, he has served as a financial expert witness for arbitrations and litigations, and provided consulting services to financial institutions and investors. His firm has been retained by institutional investors, high net worth investors and large global diversified financial institution.
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
Age — 60
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
Paula J. Poskon
Independent Director
Age — 60
Director since 2022
Paula J. Poskon was appointed to the Board of Directors in August 2022. Ms. Poskon is the President of STOV Advisory Services LLC ("STOV"), which offers professional consulting and advisory services to company executives and institutional investors in the areas of real estate, capital markets, investor relations, and diversity and inclusion. She founded STOV in July 2016. For the past 15 years of her two decades of capital markets experience, Ms. Poskon specialized in REITs.
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
Gary Skoien
Independent Director
Age — 71
Director since 2025
Gary Skoien was appointed to the Board of Directors in January 2025. Mr. Skoien is Chairman of the Board, President, and Chief Executive Officer of Horizon Group Properties, Inc., the owner and developer of outlet shopping centers in seven states and developer of a master planned community in suburban Chicago. From 1993 to 2005, he served as Executive Vice President and Chief Operating Officer of The Prime Group ("PGI"). Prior to his role as COO of PGI, Mr. Skoien served as Senior Vice President and Chief Operating Officer of the Retail Division of PGI (Currently Prime Retail, Inc.) from 1992 to 1993. In this role, he oversaw strategic planning, development and management of the rapidly growing division. From 1983 to 1991, Mr. Skoien was the Executive Director of The Illinois Capital Development Board, and from 1980 to 1983, he was an Assistant to the Illinois Governor. Mr. Skoien is the former Chairman of the Board of Trustees of Northern Illinois University, former Vice Chairman of the Executive Committee of the

Civic Federation, former member of the Board of Prime Retail, Inc. (NYSE: PRT), and served on the Board of Directors of the Chicagoland Chamber of Commerce.
Mr. Skoien received his A.B. cum laude from Colgate University and received his Master of Public Policy from the University of Michigan.
Mr. Skoien has been chosen as a director based on his more than 30 years of commercial real estate experience, most of which Mr. Skoien spent serving in senior executive roles in large commercial real estate companies.
M. Andrew Franklin and Crystal Plum
M. Andrew Franklin and Crystal Plum are also officers of the Company, and their biographies are included below. Mr. Franklin has been chosen as a director based on his extensive experience in the real estate industry and knowledge of WHLR, the Company’s parent. Ms. Plum has been chosen as a director based on her experience with corporate accounting and financial matters and her knowledge of WHLR.
Executive Officers
M. Andrew Franklin
Director, Chief Executive Officer and President since August 2022
Age — 44
M. Andrew Franklin was appointed as Chief Executive Officer and President and Director in August 2022, in connection with the consummation of the Company's merger with WHLR. He was also appointed as Chief Executive Officer and President of WHLR in 2021 and previously served as its Interim Chief Executive Officer since July 2021, Chief Operating Officer since February 2018, and Senior Vice President of Operations since January 2017. Mr. Franklin has over 23 years of commercial real estate experience. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.
Crystal Plum
Director, Chief Financial Officer and Treasurer since August 2022
Age — 43
Crystal Plum was appointed as Chief Financial Officer, Treasurer and Director in August 2022, in connection with the consummation of the Company's merger with WHLR. She previously served as Corporate Secretary of the Company until November 2023. Ms. Plum was also appointed as Chief Financial Officer of WHLR in February 2020 and previously served as its Vice President of Financial Reporting and Corporate Accounting from March 2018 to February 2020 and as their Director of Financial Reporting from September 2016 to March 2018. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science in Business Administration — Accounting and Finance from Old Dominion University.
Director Compensation
Directors who are employees or officers of our Company do not receive any compensation for their services. For fiscal year 2024, non-employee and non-officer directors were entitled to annual cash compensation in the amount of $50,000 for their services as directors, with an additional annual cash retainer of $40,000 for service as Chair, to be paid quarterly.
We reimburse each of our directors for his or her expenses incurred in connection with attendance at Board of Directors and committee meetings.

The following table summarizes our directors' compensation for 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Kerry G. Campbell	90,000	—	—	90,000
E.J. Borrack	50,000	—	—	50,000
Paula J. Poskon	50,000	—	—	50,000
Gary Skoien (2)	—	—	—	—
M. Andrew Franklin	—	—	—	—
Crystal Plum	—	—	—	—
(1)As of December 31, 2024, none of the directors held any equity awards on account of their service on the Board of Directors.
(2)On January 13, 2025, the Board of Directors of WHLR, the sole common stockholder of the Company, voted to elect Mr. Skoien as a director of the Company.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, the Company's equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2024.
Material Changes to Director Nomination Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.
Item 11. Executive Compensation
Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of our named executive officers, calculated in accordance with SEC rules and regulations:

Name	Fiscal Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
M. Andrew Franklin (3)	2024	137,000	—	—	—	137,000
Chief Executive Officer	2023	159,000	70,000	—	—	229,000
and President
Crystal Plum (3)	2024	84,000	—	—	—	84,000
Chief Financial	2023	99,000	44,000	—	—	143,000
Officer
(1)Amounts shown for Mr. Franklin and Ms. Plum are salary allocations made from WHLR to the Company in accordance with the Cost Sharing Agreement.
(2)Amounts shown for Mr. Franklin and Ms. Plum are bonus allocations made from WHLR to the Company in accordance with the Cost Sharing Agreement.
(3)Mr. Franklin and Ms. Plum are compensated by WHLR.
Grants of Plan-Based Awards for Year Ended December 31, 2024
There were no grants of plan-based awards for the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2024
There were no outstanding equity awards as of December 31, 2024.
Policies and Practices Related to the Grant of Certain Equity Awards

The Company currently does not plan to grant equity awards, including stock options, to officers, directors, employees, or service providers; accordingly, the Company does not have a formal policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.
Potential Payments Upon Termination or Change in Control
Mr. Franklin and Ms. Plum
As of December 31, 2024, Mr. Franklin's employment agreement with WHLR provides for benefits upon a change in control of WHLR, which is the parent of the Company. In the event that Mr. Franklin terminates his employment with "Good Reason" following a "Change in Control" or is terminated by WHLR without "Cause" (as such terms are defined in his employment agreement) and such termination occurred within six months of a change in control, Mr. Franklin would generally be entitled to a lump sum payment equal to 2.99 times his annual base salary ($400,000), less mandatory deductions, payable within ninety calendar days of the termination (and, in the case of such a termination without Cause, a bonus amount based on any bonus determined by WHLR's Board of Directors and payable to other executives of WHLR during the twelve months after the change in control). In addition, Mr. Franklin would be entitled to health care coverage pursuant to COBRA at Mr. Franklin's expense for up to eighteen months.
As of December 31, 2024, Ms. Plum was not party to any arrangements with the Company or WHLR that provide for benefits payable upon a termination of employment or change in control. On August 13, 2024, Ms. Plum's employment agreement with WHLR expired by its terms, at which point she remained employed by WHLR on an "at will" basis.
Policies and Practices Related to the Grant of Certain Equity Awards

None.

Disclosure of Equity Awards Based on Material Nonpublic Information

None.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Based upon our records and the information reported in filings with the SEC, the following were beneficial owners of more than 5% of our shares of common stock as of February 28, 2025:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Wheeler Real Estate Investment Trust, Inc. 2529 Virginia Beach Boulevard Virginia Beach, VA 23452	13,718,169	100.0%
(1)Based upon 13,718,169 shares of common stock outstanding on February 28, 2025. All beneficial ownership identified on this table is held by the beneficial owner with sole voting power and sole investment power.

Name of NEO or Director	Number of Series B Shares Beneficially Owned	Percentage of Series B Shares Beneficially Owned	Number of Series C Shares Beneficially Owned	Percentage of Series C Shares Beneficially Owned
Kerry G. Campbell	—	*	—	*
E.J. Borrack	—	*	—	*
Paula J. Poskon	—	*	—	*
Gary Skoien	—	*	3,407	*
M. Andrew Franklin	2,890	*	1,050	*
Crystal Plum	—	*	—	*
*Less than 1%
The Company does not have any securities authorized for issuance under any equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Policies and Related Party Transactions
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
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2024 and 2023, the Company paid WHLR $1.4 million and $2.1 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR are comprised of:

	December 31,
	2024	2023
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	634,000	225,000
Leasing commissions	548,000	161,000
Cost Sharing Agreement allocations (1)	800,000	548,000
Transaction fees	343,000	—
Other	—	(6,000)
Total	$9,491,000	$8,094,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
Determination of Director Independence
The Board of Directors currently consists of six members. The Chair of the Board of Directors is Kerry G. Campbell. The Board of Directors reviews the independence of each director yearly. During this review, the Board of Directors considers whether there are any transactions and relationships between any director (and his or her immediate family and affiliates) and the Company and its management that are inconsistent with a determination that the director is independent in light of applicable law and listing standards. The Company believes that under the applicable rules and regulations of the New York Stock Exchange, Mr. Campbell, Ms. Poskon, Mr. Skoien, and Ms. Borrack are independent. Mr. Franklin and Ms. Plum are not independent because they are officers of the Company.

Item 14. Principal Accountant Fees and Services
The Company's independent registered public accounting firm was Cherry Bekaert LLP in 2023 and 2024. The following table summarizes fees paid to our independent registered public accounting firms for the years ended December 31, 2024 and 2023:

Type of Fee	2024	2023
Audit Fees (1)	$256,000	$297,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	10,000	—
Total	$266,000	$297,000
(1)Audit fees were incurred for professional services in connection with the audit of our consolidated financial statements for the years ended December 31, 2024 and 2023, reviews of our interim consolidated financial statements which are included in each of our quarterly reports on Form 10-Q for the years ended December 31, 2024 and 2023, and certain accounting consultations.
(2)All other fees for 2024 were incurred for professional services in connection with the compilation of stand-alone financial statements required by a lender.
WHLR's Audit Committee serves as the Company's audit committee, which reviewed and approved all of the 2023 and 2024 fees of the Company's independent registered public accounting firm in accordance with its policies and procedures.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The response to this portion of Item 15 is included in Item 8 of this report.
2.Financial Statement Schedules
The response to this portion of Item 15 is included in Item 8 of this report.
3.Exhibits

Incorporated by Reference
Item	Title or Description	Form	Filing Date

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc.	Annual Report on Form 10-K	February 25, 2014

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Registration Statement on Form 8-A	August 18, 2017

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	August 22, 2017

3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	December 15, 2017

3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	May 7, 2018

3.1.f	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 27, 2020

3.1.g	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 27, 2020

3.2	Amended and Restated By-laws of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 2, 2020

4.1†	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Term Loan Agreement dated October 28, 2022, between Guggenheim Real Estate LLC and the Borrowers party thereto.	Current Report on Form 8-K	October 31, 2022

10.2	Loan Agreement dated December 21, 2022, between Citi Real Estate Funding Inc and the Borrowers party thereto.	Current Report on Form 8-K	December 22, 2022

19.1†	WHLR Insider Trading Policy

21.1†	List of Subsidiaries of the Registrant

Incorporated by Reference
Item	Title or Description	Form	Filing Date

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†	Section 1350 Certification of Chief Executive Officer

32.2†	Section 1350 Certification of Chief Financial Officer

97.1	Cedar Realty Trust, Inc. Incentive Compensation Clawback Policy	Annual Report on Form 10-K	March 5, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
March 4, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. ANDREW FRANKLIN	/s/ CRYSTAL PLUM
M. Andrew Franklin	Crystal Plum
Chief Executive Officer, President and Director (Principal Executive Officer)	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ KERRY G. CAMPBELL	/s/ E.J. BORRACK
Kerry G. Campbell	E.J. Borrack
Chair of Board	Director

/s/ PAULA J. POSKON	/s/ GARY SKOIEN
Paula J. Poskon	Gary Skoien
Director	Director
March 4, 2025