Form 10-Q
period 2025-03-31
CEDAR REALTY TRUST, INC.
filed 2025-05-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

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
•changes in governmental regulations, accounting rules, tax rates and similar matters, including tariff-related measures;
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
•the ability of our operating partnership, Cedar Realty Trust Partnership, L.P. (the "Operating Partnership"), and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
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

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate:
Land	$50,674,000	$56,897,000
Buildings and improvements	229,534,000	246,961,000
	280,208,000	303,858,000
Less accumulated depreciation	(122,849,000)	(131,698,000)
Real estate, net	157,359,000	172,160,000

Cash and cash equivalents	7,355,000	23,092,000
Restricted cash	8,751,000	7,532,000
Receivables, net	5,502,000	5,655,000
Deferred costs and other assets, net	7,796,000	8,492,000
TOTAL ASSETS	$186,763,000	$216,931,000

LIABILITIES AND EQUITY
Loans payable, net	$134,106,000	$142,961,000
Accounts payable, accrued expenses, and other liabilities	7,242,000	7,003,000
Due to Wheeler Real Estate Investment Trust, Inc.	9,599,000	9,491,000
Below market lease intangibles, net	1,220,000	1,265,000
Total liabilities	152,167,000	160,720,000

Commitments and contingencies (Note 6)

Equity:
Preferred stock	107,324,000	139,794,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	869,970,000	868,945,000
Cumulative distributions in excess of net income	(943,521,000)	(953,351,000)
Total equity	34,596,000	56,211,000
TOTAL LIABILITIES AND EQUITY	$186,763,000	$216,931,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2025	2024
REVENUES
Rental revenues	$7,392,000	$8,715,000
Other revenues	23,000	50,000
Total revenues	7,415,000	8,765,000
EXPENSES
Operating, maintenance and management	1,919,000	2,374,000
Real estate and other property-related taxes	1,140,000	1,387,000
Corporate general and administrative	653,000	612,000
Depreciation and amortization	1,976,000	1,892,000
Total expenses	5,688,000	6,265,000

OTHER
Gain on sales	2,422,000	—
Total other	2,422,000	—

OPERATING INCOME	4,149,000	2,500,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(1,986,000)	(2,177,000)
Loss on loan prepayment	(718,000)	—
Total non-operating income and expenses	(2,704,000)	(2,177,000)

NET INCOME	1,445,000	323,000

Preferred stock dividends	(1,864,000)	(2,688,000)
Deemed contribution related to preferred stock repurchases	10,249,000	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,830,000	$(2,365,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.72	$(0.17)

Weighted average number of common shares	13,718,169	13,718,169
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2025
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	5,658,303	$139,794,000	13,718,169	$823,000	$868,945,000	$(953,351,000)	$56,211,000
Net income	—	—	—	—	—	1,445,000	1,445,000
Preferred stock dividends	—	—	—	—	—	(1,864,000)	(1,864,000)
Preferred stock repurchases	(1,301,159)	(32,470,000)	—	—	1,025,000	10,249,000	(21,196,000)
Balance, March 31, 2025	4,357,144	$107,324,000	13,718,169	$823,000	$869,970,000	$(943,521,000)	$34,596,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2024
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(955,230,000)	$73,457,000
Net income	—	—	—	—	—	323,000	323,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2024	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(957,595,000)	$71,092,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,445,000	$323,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(2,422,000)	—
Straight-line rents	(283,000)	(58,000)
Credit adjustments on operating lease receivables	189,000	(47,000)
Depreciation and amortization	1,976,000	1,892,000
Above (below) market lease amortization, net	(45,000)	(75,000)
Amortization of deferred financing costs	108,000	146,000
Loss on loan prepayment	718,000	—
Changes in operating assets and liabilities:
Receivables, net	24,000	388,000
Deferred costs and other assets, net	257,000	(451,000)
Accounts payable, accrued expenses, and other liabilities	291,000	(52,000)
Net cash provided by operating activities	2,258,000	2,066,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(467,000)	(2,102,000)
Net proceeds from sales of real estate	16,672,000	—
Net cash provided by (used in) investing activities	16,205,000	(2,102,000)

FINANCING ACTIVITIES
Advances under Revolving Credit Agreement	—	1,387,000
Loan prepayment premium	(521,000)	—
Term loan proceeds	—	1,000,000
Term loan principal payments	(9,160,000)	—
Payments for deferred financing costs	—	(445,000)
Preferred stock dividends	(2,104,000)	(2,688,000)
Preferred stock repurchases	(21,196,000)	—
Net cash used in financing activities	(32,981,000)	(746,000)

Net decrease in cash, cash equivalents and restricted cash	(14,518,000)	(782,000)
Cash, cash equivalents and restricted cash at beginning of period	30,624,000	15,908,000
Cash, cash equivalents and restricted cash at end of period	$16,106,000	$15,126,000

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$7,355,000	$5,334,000
Restricted cash	8,751,000	9,792,000
Cash, cash equivalents and restricted cash	$16,106,000	$15,126,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At March 31, 2025, the Company owned a portfolio of 14 properties.
The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2025, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
As used herein, the "Company" refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership, or, where the context so requires, Cedar Realty Trust, Inc. only.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation/Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
The unaudited condensed consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, and its subsidiaries. Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current year presentation.
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2025	2024
Supplemental disclosure of cash activities:
Cash paid for interest, excluding loan prepayment premium	$2,008,000	$2,033,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$418,000	$1,079,000
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
March 31, 2025
(unaudited)
Note 3. Real Estate
A significant portion of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
The Company's depreciation expense on investment properties was $1.7 million for each of the three months ended March 31, 2025 and 2024.
Dispositions
The following properties were sold during the three months ended March 31, 2025 and no properties were sold during the three months ended March 31, 2024:

Disposal Date	Property	Contract Price	Gain	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000,000	$90,000	$2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of March 31, 2025 and December 31, 2024, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $134.5 million and $141.1 million, respectively, and the carrying value of such loans, was $134.1 million and $143.0 million, respectively.
Nonfinancial assets and liabilities measured at fair value in the condensed consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the fair value hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the fair value hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs, which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)
Note 5. Loans Payable, net
The Company's loans payable are collateralized by 12 properties and are composed of the following:

		March 31, 2025
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Fixed-rate secured term loans:
Timpany Plaza	Sep 2028	$11,497,000	7.3%
October 2022 Term Loan	Nov 2032	100,441,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		136,938,000	5.6%
Unamortized issuance costs		(2,832,000)
Total loans payable, net		$134,106,000
October 2022 Term Loan
On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (the "October 2022 Term Loan"). Upon the 2025 disposition of Webster Commons, the Company paid down approximately $9.1 million to release the property from collateral and paid a $0.5 million loan prepayment premium.
Scheduled Principal Payments
Scheduled principal payments on indebtedness at March 31, 2025 are as follows:

For the remaining nine months ending December 31, 2025	$82,000
2026	121,000
2027	298,000
2028	13,149,000
2029	2,108,000
2030	2,223,000
Thereafter	118,957,000
$136,938,000
Note 6. Commitments and Contingencies
Lease Commitments
The Company is a lessee under one ground lease agreement at March 31, 2025. As of March 31, 2025, the Company's remaining lease term is approximately 46.2 years, and the discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million for each of the three months ended March 31, 2025 and 2024.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)
Preferred stockholders of the Company have filed a putative class action suit against the directors of the Company prior to its August 2022 merger (the "Merger") with a WHLR subsidiary (collectively, the "Former Directors") in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the "Aquino Action"). The Aquino Action alleges that the Former Directors breached their fiduciary duties to the Company’s preferred stockholders through the Merger. The claims in the Aquino Action mirror the fiduciary duty breach claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the "Kim Action"), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The Aquino Action alleges that the courts in the Kim Action misinterpreted Maryland law on fiduciary duties to preferred stockholders. Neither the Company nor WHLR have been sued in the Aquino Action. The Company has a contractual obligation to indemnify the Former Directors. On May 2, 2025, the Former Directors moved to dismiss the Aquino Action. At this juncture, the outcome of the litigation remains uncertain.
Note 7. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2025		December 31, 2024
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	1,449,609	2,907,535	1,449,609	4,208,694
Balance	$34,767,000	$72,557,000	$34,767,000	$105,027,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2025	2024
7.25% Series B Preferred Stock	$0.453125	$0.453125
6.50% Series C Preferred Stock	$0.406250	$0.406250
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)
There were no repurchases of the Series B Preferred Stock and Series C Preferred Stock under the Repurchase Program during the three months ended March 31, 2025.
Tender Offers
On December 27, 2024, the Company announced and commenced a second "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $12.5 million of shares of Series C Preferred Stock at a price of not less than $13.75 nor greater than $15.75 per share of Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest (the "December 2024 Tender Offer"). On January 28, 2025, the December 2024 Tender Offer expired in accordance with its terms. An aggregate of 645,276 shares of Series C Preferred Stock were properly tendered and not properly withdrawn at or below the final purchase price of $15.75 per share. The Company purchased all such shares for an aggregate price of approximately $10.2 million, excluding related fees and expenses.
On February 21, 2025, the Company announced and commenced concurrent but separate offers to purchase up to an aggregate amount paid of $9.5 million of (i) up to 584,615 shares of Series C Preferred Stock for a purchase price of $16.25 per share, in cash, (the "February 2025 Series C Offer") and (ii) up to 535,211 shares of Series B Preferred Stock for a purchase price of $17.75 per share, in cash (the "February 2025 Series B Offer" and, together with the February 2025 Series C Offer, the "February 2025 Tender Offers"), each less any applicable withholding taxes and without interest. The February 2025 Tender Offers were intended to expire at 5:00 p.m., New York City time, on March 21, 2025.
On March 21, 2025, the February 2025 Series C Offer expired in accordance with its terms. The Company purchased 655,883 shares of Series C Preferred Stock that were properly tendered and not properly withdrawn at the purchase price of $16.25 per share, which includes 71,268 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock. The aggregate price for the Series C Preferred Stock purchased in the February 2025 Series C Offer was approximately $10.7 million, excluding related fees and expenses.
On March 21, 2025, the February 2025 Series B Offer was extended to expire at 5:00 p.m., New York City time, on April 4, 2025, and the aggregate amount of shares that could be purchased pursuant to the February 2025 Tender Offers was increased by $10 million, such that up to 563,380 Series B shares could be purchased in the February 2025 Series B Offer. See Note 12, Subsequent Events.
For the three months ended March 31, 2025, the Company recognized a $10.2 million deemed contribution in relation to the December 2024 Tender Offer and the February 2025 Series C Offer, which represents the difference between the carrying value of the Series C Preferred Stock and the amounts paid in conjunction with the respective tender offers. The deemed contribution is included in the condensed consolidated statement of operations to arrive at net income attributable to common shareholders.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)
Note 8. Revenues and Tenant Receivables
Tenant Receivables
As of March 31, 2025 and December 31, 2024, the Company's allowance for uncollectible tenant receivables totaled $0.2 million and $0.3 million, respectively. At each of March 31, 2025 and December 31, 2024, there was $4.1 million in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended March 31,
	2025	2024
Base rents	$5,165,000	$6,184,000
Expense recoveries - variable lease revenue	1,997,000	2,272,000
Percentage rent - variable lease revenue	91,000	79,000
Straight-line rents	283,000	58,000
Above (below) market lease amortization, net	45,000	75,000
Other	23,000	50,000
	7,604,000	8,718,000
Credit adjustments on operating lease receivables	(189,000)	47,000
Total revenues	$7,415,000	$8,765,000
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
Note 9. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended March 31,
	2025	2024
Numerator
Net income	$1,445,000	$323,000
Preferred stock dividends	(1,864,000)	(2,688,000)
Deemed contribution related to preferred stock repurchases	10,249,000	—
Net income (loss) attributable to common shares	$9,830,000	$(2,365,000)
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169

Net income (loss) per common share attributable to common shareholders	$0.72	$(0.17)

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)
Note 10. Segment Reporting
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
The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income:

	Three months ended March 31,
	2025	2024
Revenues	$7,415,000	$8,765,000
Operating expenses:
Real estate and other property-related taxes	1,140,000	1,387,000
Insurance	227,000	256,000
Property operating expenses	1,692,000	2,118,000
Total	3,059,000	3,761,000
NOI	$4,356,000	$5,004,000

	Three months ended March 31,
	2025	2024
NOI	$4,356,000	$5,004,000
Add (deduct):
Corporate general and administrative	(653,000)	(612,000)
Depreciation and amortization	(1,976,000)	(1,892,000)
Gain on sales	2,422,000	—
Operating income	$4,149,000	$2,500,000
Note 11. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to that certain Wheeler Real Estate Company Management Agreement entered into in August 2022 by and between Wheeler Real Estate LLC, a wholly-owned subsidiary of WHLR, and the Company and its subsidiaries (the "Wheeler Real Estate Company Management Agreement"). The management fee is 4% of gross operating income, leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three months ended March 31, 2025, the Company paid WHLR $0.5 million for these services. During the three months ended March 31, 2024, the Company paid WHLR $0.3 million for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement pursuant to which the parties agreed to share costs and expenses associated with

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)
certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	March 31,	December 31,
	2025	2024
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	396,000	634,000
Leasing commissions	673,000	548,000
Sales commissions	488,000	343,000
Cost Sharing Agreement allocations (1)	876,000	800,000
Total	$9,599,000	$9,491,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
Note 12. Subsequent Events
Dividends
On April 29, 2025, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends are payable on May 20, 2025 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on May 9, 2025.
February 2025 Series B Offer
On April 4, 2025, the February 2025 Series B Offer expired in accordance with its terms. An aggregate of 787,343 shares of Series B Preferred Stock were properly tendered and not properly withdrawn at the purchase price of $17.75 per share. The Company accepted for purchase 592,372 shares of Series B Preferred Stock that were properly tendered and not properly withdrawn, which included 28,992 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series B Preferred Stock.

The aggregate purchase price for the Series B Preferred Stock purchased in the February 2025 Series B Offer was approximately $10.5 million, excluding fees and expenses relating to the February 2025 Series B Offer.
April 2025 Bridge Loan
On April 4, 2025, the Operating Partnership entered into a bridge loan agreement with KeyBank National Association for $10.0 million (the "April 2025 Bridge Loan"). The interest rate under the April 2025 Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity on January 4, 2026. The April 2025 Bridge Loan is guaranteed by the Company and WHLR, with the guarantee secured by $10.0 million of WHLR's cash pledged as collateral. The Company may extend the term of the April 2025 Bridge Loan, at its option, for one three-month period, subject to customary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q, along with the audited consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions as further described under the caption above entitled "Cautionary Note on Forward-Looking Statements." Our actual results or other events and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the caption above entitled "Cautionary Note on Forward-Looking Statements." These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast, and is a subsidiary of WHLR. At March 31, 2025, the Company owned a portfolio of 14 properties.
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
Significant Circumstances and Transactions
Dispositions
The following properties were sold during the three months ended March 31, 2025:

Disposal Date	Property	Contract Price	Gain	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000,000	$90,000	$2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
Tender Offers
On January 28, 2025, the December 2024 Tender Offer expired in accordance with its terms. On February 21, 2025, the Company announced and commenced the February 2025 Tender Offers, which consisted of the February 2025 Series B Offer and the February 2025 Series C Offer. On March 21, 2025, the February 2025 Series C Offer expired in accordance with its terms and the February 2025 Series B Offer was extended and expired on April 4, 2025. See Liquidity and Capital Resources below, and Note 7, Shareholders' Equity, and Note 12, Subsequent Events, to the accompanying condensed consolidated financial statements.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the three months ended March 31, 2025, the Company paid WHLR $0.5 million for these services. During the three months ended March 31, 2024, the Company paid WHLR $0.3 million for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. As of March 31, 2025 and December 31, 2024, the related party amounts due to WHLR were $9.6 million and $9.5 million, respectively.
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
The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2024 Form 10-K. See Note 2, Summary of Significant Accounting Policies, for recently-adopted accounting pronouncements.
Results of Operations
Year-To-Date Comparison

	Three months ended March 31,		Change
	2025	2024	Dollars	Percent
Revenues	$7,415,000	$8,765,000	$(1,350,000)	(15.4%)
Property operating expenses	(3,059,000)	(3,761,000)	702,000	(18.7%)
Property operating income	4,356,000	5,004,000	(648,000)
Corporate general and administrative	(653,000)	(612,000)	(41,000)	6.7%
Depreciation and amortization	(1,976,000)	(1,892,000)	(84,000)	4.4%
Gain on sales	2,422,000	—	2,422,000	n/a
Interest expense, net	(1,986,000)	(2,177,000)	191,000	(8.8%)
Loss on loan prepayment	(718,000)	—	(718,000)	n/a
Net income	$1,445,000	$323,000	$1,122,000
Revenues were lower primarily as a result of (1) a decrease of $1.56 million in rental revenues and expense recoveries, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.19 million in market lease amortization and straight line rents and (3) an increase of $0.04 million in rental revenues and expense recoveries, net of credit adjustments on operating lease receivables, attributable to same center properties.
Property operating expenses were lower primarily as a result of (1) a decrease of $0.68 million in property operating expenses attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.02 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were higher primarily as a result of an increase in professional fees.
Depreciation and amortization expenses were higher primarily as a result of (1) an increase of $0.50 million attributable to same center properties, partially offset by (2) a decrease of $0.42 million in depreciation and amortization attributable to properties that were sold in 2024 and 2025.
Gain on sales in 2025 relate to the sales of Webster Commons, located in Webster, Massachusetts and Oregon Avenue, located in Philadelphia, Pennsylvania.
Interest expense, net was lower as a result of (1) a decrease of $0.05 million in interest expense due to a decrease in the overall weighted average principal debt balance, (2) a decrease of $0.04 million in amortization expense of deferred financing costs and (3) $0.10 million in interest income.
Loss on loan prepayment in 2025 relates to the October 2022 Term Loan, including accelerated amortization of $0.20 million.

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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (the most directly comparable GAAP financial measure):

	For the three months ended March 31,
	2025	2024
Operating income	$4,149,000	$2,500,000
Add (deduct):
Corporate general and administrative	653,000	612,000
Gain on sales	(2,422,000)	—
Depreciation and amortization	1,976,000	1,892,000
Straight-line rents	(283,000)	(58,000)
Above (below) market lease amortization, net	(45,000)	(75,000)
Other non-property revenue	(3,000)	(4,000)
NOI related to properties not defined as same-property	46,000	(860,000)
Same-Property NOI	$4,071,000	$4,007,000

Number of same properties	14	14
Same-property occupancy, end of period	86.7%	84.3%
Same-property leased, end of period	86.9%	88.4%
Same-property average base rent, end of period	$10.69	$10.89
Same-Property NOI for the three months ended March 31, 2025 increased 1.6% compared to the same period in the prior year. The increase for the three months ended March 31, 2025 was primarily due to (1) an increase in revenues and (2) a decrease in property operating expenses.

Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Three months ended March 31,
	2025	2024
Renewals (1):
Leases renewed with rate increase (sq feet)	74,390	32,267
Leases renewed with rate decrease (sq feet)	—	—
Leases renewed with no rate change (sq feet)	—	—
Total leases renewed (sq feet)	74,390	32,267

Leases renewed with rate increase (count)	8	3
Leases renewed with rate decrease (count)	—	—
Leases renewed with no rate change (count)	—	—
Total leases renewed (count)	8	3

Option exercised (count)	5	2

Weighted average on rate increases (per sq foot)	$0.88	$0.61
Weighted average on rate decreases (per sq foot)	$—	$—
Weighted average on all renewals (per sq foot)	$0.88	$0.61

Weighted average change of renewals over prior rates	8.28%	3.07%

New Leases (1) (2):
New leases (sq feet)	—	15,705
New leases (count)	—	4
Weighted average rate (per sq foot)	$—	$16.58

Weighted average change of new leases over prior rates	—%	(12.46%)
(1)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $16.1 million in cash, cash equivalents and restricted cash as of March 31, 2025. As of March 31, 2025, the Company did not have any scheduled debt maturities for the twelve months ending March 31, 2026. On April 4, 2025, the Company entered into the April 2025 Bridge Loan for $10.0 million with a maturity date of January 4, 2026. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
In 2024 and through the expiration of the February 2025 Series B Offer, the Company has repurchased a total of 592,372 shares of Series B Preferred Stock and 2,092,465 shares of Series C Preferred Stock for a total purchase price of approximately $42.4 million, excluding fees and expenses. These repurchases were funded by asset sales and the April 2025 Bridge Loan. The shares purchased in the February 2025 Series B Offer represented approximately 41% of the issued and outstanding Series B Preferred Stock as of April 8, 2025 and will reduce future annual dividend payments by $1.1 million. The shares purchased in 2024 and through the February 2025 Series C Offer reduced the Series C Preferred Stock issued and outstanding by 42% since the Merger date and will reduce future annual dividend payments by $3.4 million. The Company intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.
The Company has $1.2 million outstanding construction commitments at March 31, 2025.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company paid preferred stock dividends through the first quarter of 2025 and has continued to declare preferred stock dividends through the second quarter of 2025. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
Net Cash Flows

	Three months ended March 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$2,258,000	$2,066,000
Investing activities	16,205,000	(2,102,000)
Financing activities	(32,981,000)	(746,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $1.7 million for the three months ended March 31, 2025. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $2.2 million for the three months ended March 31, 2024.
Investing Activities
Net cash flows provided by (used in) investing activities were primarily the result of net proceeds received from the sale of real estate, partially offset by the Company's expenditures for property improvements. During the three months ended March 31, 2025, the Company received $13.9 million of net proceeds from the sale of Webster Commons and $2.8 million of net proceeds from the sale of Oregon Avenue, partially offset by $0.5 million of expenditures incurred for property improvements. During the three months ended March 31, 2024, the Company incurred $2.1 million of expenditures for property improvements.
Financing Activities
During the three months ended March 31, 2025, the Company repurchased $21.2 million of preferred stock, paid down borrowings of $9.2 million primarily under the October 2022 Term Loan Agreement, paid $2.1 million of preferred stock dividends and paid $0.5 million in a loan prepayment premium. During the three months ended March 31, 2024, the Company paid $2.7 million of preferred stock dividends and paid $0.4 million of deferred financing costs, which was partially offset by $1.4 million of proceeds from the $9.5 million revolving credit agreement entered into on February 29, 2024 and $1.0 million of proceeds from the Timpany Plaza Loan Agreement.
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
A reconciliation of net income (loss) attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended March 31,
	2025	2024
Net income (loss) attributable to common shareholders	$9,830,000	$(2,365,000)
Real estate depreciation and amortization	1,976,000	1,892,000
(Gain) on sales, net	(2,422,000)	—
FFO applicable to common shares	9,384,000	(473,000)
Deemed contribution related to preferred stock repurchases	(10,249,000)	—
Straight-line rents	(283,000)	(58,000)
Deferred financing costs amortization	108,000	146,000
Loss on loan prepayment	718,000	—
Above (below) market lease amortization, net	(45,000)	(75,000)
AFFO applicable to common shares	$(367,000)	$(460,000)

FFO per common share	$0.68	$(0.03)

AFFO per common share	$(0.03)	$(0.03)

Weighted average number of common shares	13,718,169	13,718,169
Macroeconomic Considerations
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
Fluctuations in interest rates and recent governmental tariff-related measures could significantly impact our operating portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of these changes have had and may continue to have impacts on our business. Changes in tariffs could lead to construction cost variances for the Company, additional tenant costs, which may affect rental rates, and shifts in tenant mix that may impact the Company's operating income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
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

May 6, 2025