Form 10-Q
period 2025-06-30
CEDAR REALTY TRUST, INC.
filed 2025-08-05
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

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
•our ability to repurchase shares of our preferred stock, and the price and timing of such repurchases;
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

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate:
Land	$50,674,000	$56,897,000
Buildings and improvements	230,625,000	246,961,000
	281,299,000	303,858,000
Less accumulated depreciation	(124,658,000)	(131,698,000)
Real estate, net	156,641,000	172,160,000

Cash and cash equivalents	4,068,000	23,092,000
Restricted cash	10,066,000	7,532,000
Receivables, net	5,740,000	5,655,000
Deferred costs and other assets, net	7,230,000	8,492,000
TOTAL ASSETS	$183,745,000	$216,931,000

LIABILITIES AND EQUITY
Loans payable, net	$144,056,000	$142,961,000
Accounts payable, accrued expenses, and other liabilities	6,185,000	7,003,000
Due to Wheeler Real Estate Investment Trust, Inc.	9,902,000	9,491,000
Below market lease intangibles, net	1,174,000	1,265,000
Total liabilities	161,317,000	160,720,000

Commitments and contingencies (Note 6)

Equity:
Preferred stock	93,117,000	139,794,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	870,404,000	868,945,000
Cumulative distributions in excess of net income	(941,916,000)	(953,351,000)
Total equity	22,428,000	56,211,000
TOTAL LIABILITIES AND EQUITY	$183,745,000	$216,931,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUES
Rental revenues	$7,199,000	$8,370,000	$14,591,000	$17,085,000
Other revenues	256,000	241,000	279,000	291,000
Total revenues	7,455,000	8,611,000	14,870,000	17,376,000
EXPENSES
Operating, maintenance and management	1,419,000	1,822,000	3,338,000	4,196,000
Real estate and other property-related taxes	1,108,000	1,429,000	2,248,000	2,816,000
Corporate general and administrative	833,000	652,000	1,486,000	1,264,000
Depreciation and amortization	1,990,000	2,323,000	3,966,000	4,215,000
Total expenses	5,350,000	6,226,000	11,038,000	12,491,000

OTHER
(Loss) gain on sales	—	(55,000)	2,422,000	(55,000)
Total other	—	(55,000)	2,422,000	(55,000)

OPERATING INCOME	2,105,000	2,330,000	6,254,000	4,830,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(2,238,000)	(2,312,000)	(4,224,000)	(4,489,000)
Loss on loan prepayment	—	—	(718,000)	—
Total non-operating income and expenses	(2,238,000)	(2,312,000)	(4,942,000)	(4,489,000)

NET (LOSS) INCOME	(133,000)	18,000	1,312,000	341,000

Preferred stock dividends	(1,447,000)	(2,688,000)	(3,311,000)	(5,376,000)
Deemed contribution related to preferred stock repurchases	3,185,000	—	13,434,000	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,605,000	$(2,670,000)	$11,435,000	$(5,035,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.12	$(0.19)	$0.83	$(0.37)

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2025
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	5,658,303	$139,794,000	13,718,169	$823,000	$868,945,000	$(953,351,000)	$56,211,000
Net income	—	—	—	—	—	1,445,000	1,445,000
Preferred stock dividends	—	—	—	—	—	(1,864,000)	(1,864,000)
Preferred stock repurchases	(1,301,159)	(32,470,000)	—	—	1,025,000	10,249,000	(21,196,000)
Balance, March 31, 2025	4,357,144	107,324,000	13,718,169	823,000	869,970,000	(943,521,000)	34,596,000
Net (loss)	—	—	—	—	—	(133,000)	(133,000)
Preferred stock dividends	—	—	—	—	—	(1,447,000)	(1,447,000)
Preferred stock repurchases	(592,372)	(14,207,000)	—	—	434,000	3,185,000	(10,588,000)
Balance, June 30, 2025	3,764,772	$93,117,000	13,718,169	$823,000	$870,404,000	$(941,916,000)	$22,428,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2024
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(955,230,000)	$73,457,000
Net income	—	—	—	—	—	323,000	323,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, March 31, 2024	6,449,609	159,541,000	13,718,169	823,000	868,323,000	(957,595,000)	71,092,000
Net income	—	—	—	—	—	18,000	18,000
Preferred stock dividends	—	—	—	—	—	(2,688,000)	(2,688,000)
Balance, June 30, 2024	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(960,265,000)	$68,422,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,312,000	$341,000
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales	(2,422,000)	55,000
Straight-line rents	(424,000)	(67,000)
Credit adjustments on operating lease receivables	158,000	(58,000)
Depreciation and amortization	3,966,000	4,215,000
Above (below) market lease amortization, net	(91,000)	(136,000)
Amortization of deferred financing costs	277,000	365,000
Loss on loan prepayment	718,000	—
Changes in operating assets and liabilities:
Receivables, net	(42,000)	354,000
Deferred costs and other assets, net	640,000	(182,000)
Accounts payable, accrued expenses, and other liabilities	(58,000)	(799,000)
Net cash provided by operating activities	4,034,000	4,088,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(1,838,000)	(5,474,000)
Net proceeds from sales of real estate	16,672,000	5,662,000
Net cash provided by investing activities	14,834,000	188,000

FINANCING ACTIVITIES
April 2025 Bridge Loan proceeds	10,000,000	—
Advances under Revolving Credit Agreement	—	3,635,000
Repayments under Revolving Credit Agreement	—	(3,635,000)
Loan prepayment premium	(521,000)	—
Term loan proceeds	—	1,000,000
Term loan principal payments	(9,186,000)	—
Payments for deferred financing costs	(193,000)	(445,000)
Preferred stock dividends	(3,674,000)	(5,376,000)
Preferred stock repurchases	(31,784,000)	—
Net cash used in financing activities	(35,358,000)	(4,821,000)

Net decrease in cash, cash equivalents and restricted cash	(16,490,000)	(545,000)
Cash, cash equivalents and restricted cash at beginning of period	30,624,000	15,908,000
Cash, cash equivalents and restricted cash at end of period	$14,134,000	$15,363,000

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$4,068,000	$6,822,000
Restricted cash	10,066,000	8,541,000
Cash, cash equivalents and restricted cash	$14,134,000	$15,363,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At June 30, 2025, the Company owned a portfolio of 14 properties.
The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2025, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
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
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2025	2024
Supplemental disclosure of cash activities:
Cash paid for interest, excluding loan prepayment premium	$4,111,000	$4,148,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$132,000	$2,184,000
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
June 30, 2025
(unaudited)
Note 3. Real Estate
A significant portion of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
The Company's depreciation expense on investment properties was $1.8 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively.
Dispositions
The following properties were sold during the six months ended June 30, 2025 and 2024:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000,000	$90,000	$2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
June 26, 2024	Oakland Commons	6,000,000	(55,000)	5,662,000
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of June 30, 2025 and December 31, 2024, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $134.0 million and $141.1 million, respectively, and the carrying value of such loans, was $134.1 million and $143.0 million, respectively. As of June 30, 2025, the fair value of the April 2025 Bridge Loan approximated the carrying value.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)
Note 5. Loans Payable, net
The Company's loans payable are composed of the following:

		June 30, 2025
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Variable-rate loan:
April 2025 Bridge Loan	Jan 2026	$10,000,000	5.6%
Fixed-rate term loans (1):
Timpany Plaza	Sep 2028	11,471,000	7.3%
October 2022 Term Loan	Nov 2032	100,441,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		146,912,000	5.6%
Unamortized issuance costs		(2,856,000)
Total loans payable, net		$144,056,000
(1)Collateralized by 12 properties.
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
Scheduled Principal Payments
Scheduled principal payments on indebtedness at June 30, 2025 are as follows:

	Term Loans	April 2025 Bridge Loan	Total
For the remaining six months ending December 31, 2025	$56,000	$—	$56,000
2026	121,000	10,000,000	10,121,000
2027	298,000	—	298,000
2028	13,149,000	—	13,149,000
2029	2,108,000	—	2,108,000
2030	2,223,000	—	2,223,000
Thereafter	118,957,000	—	118,957,000
	$136,912,000	$10,000,000	$146,912,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)
Note 6. Commitments and Contingencies
Lease Commitments
The Company is a lessee under one ground lease agreement at June 30, 2025. As of June 30, 2025, the Company's remaining lease term is approximately 45.9 years, and the discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million for each of the three and six months ended June 30, 2025 and 2024.
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
Preferred stockholders of the Company have filed a putative class action suit against the directors of the Company prior to its August 2022 merger (the "Merger") with a WHLR subsidiary (collectively, the "Former Directors") in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the "Aquino Action"). The Aquino Action alleges that the Former Directors breached their fiduciary duties to the Company’s preferred stockholders through the Merger. The claims in the Aquino Action mirror the fiduciary duty breach claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the "Kim Action"), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The Aquino Action alleges that the courts in the Kim Action misinterpreted Maryland law on fiduciary duties to preferred stockholders. Neither the Company nor WHLR have been sued in the Aquino Action. The Company has a contractual obligation to indemnify the Former Directors. The Former Directors have filed to dismiss the Aquino Action, which has been fully briefed. At this juncture, the outcome of the litigation remains uncertain.
Note 7. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2025		December 31, 2024
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	857,237	2,907,535	1,449,609	4,208,694
Balance	$20,560,000	$72,557,000	$34,767,000	$105,027,000

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
7.25% Series B Preferred Stock	$0.453125	$0.453125	$0.906250	$0.906250
6.50% Series C Preferred Stock	$0.406250	$0.406250	$0.812500	$0.812500
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
There were no repurchases of the Series B Preferred Stock and Series C Preferred Stock under the Repurchase Program during the three and six months ended June 30, 2025.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)
For the three months ended June 30, 2025, the Company recognized a $3.2 million deemed contribution in relation to the February 2025 Series B Offer, which represents the difference between the carrying value of the Series B Preferred Stock and the amounts paid in conjunction with the tender offer. For the six months ended June 30, 2025, the Company recognized a $13.4 million deemed contribution in relation to the December 2024 Tender Offer and the February 2025 Tender Offers. The deemed contributions are included in the condensed consolidated statement of operations to arrive at net income (loss) attributable to common shareholders.
Note 8. Revenues and Tenant Receivables
Tenant Receivables
As of June 30, 2025 and December 31, 2024, the Company's allowance for uncollectible tenant receivables totaled $0.1 million and $0.3 million, respectively. At each of June 30, 2025 and December 31, 2024, there was $4.3 million and $4.1 million, respectively, in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Base rents	$4,957,000	$6,207,000	$10,122,000	$12,391,000
Tenant reimbursements - variable lease revenue	1,930,000	1,998,000	3,927,000	4,270,000
Percentage rents - variable lease revenue	94,000	84,000	185,000	163,000
Straight-line rents	141,000	9,000	424,000	67,000
Above (below) market lease amortization, net	46,000	61,000	91,000	136,000
Other	256,000	241,000	279,000	291,000
	7,424,000	8,600,000	15,028,000	17,318,000
Credit adjustments on operating lease receivables	31,000	11,000	(158,000)	58,000
Total revenues	$7,455,000	$8,611,000	$14,870,000	$17,376,000
Note 9. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(133,000)	$18,000	$1,312,000	$341,000
Preferred stock dividends	(1,447,000)	(2,688,000)	(3,311,000)	(5,376,000)
Deemed contribution related to preferred stock repurchases	3,185,000	—	13,434,000	—
Net income (loss) attributable to common shares	$1,605,000	$(2,670,000)	$11,435,000	$(5,035,000)
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169	13,718,169	13,718,169

Net income (loss) per common share attributable to common shareholders	$0.12	$(0.19)	$0.83	$(0.37)

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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
The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$7,455,000	$8,611,000	$14,870,000	$17,376,000
Operating expenses:
Real estate and other property-related taxes	1,108,000	1,429,000	2,248,000	2,816,000
Insurance	225,000	260,000	452,000	516,000
Property operating expenses	1,194,000	1,562,000	2,886,000	3,680,000
Total	2,527,000	3,251,000	5,586,000	7,012,000
Net operating income	$4,928,000	$5,360,000	$9,284,000	$10,364,000

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net operating income	$4,928,000	$5,360,000	$9,284,000	$10,364,000
Add (deduct):
Corporate general and administrative	(833,000)	(652,000)	(1,486,000)	(1,264,000)
Depreciation and amortization	(1,990,000)	(2,323,000)	(3,966,000)	(4,215,000)
(Loss) gain on sales	—	(55,000)	2,422,000	(55,000)
Operating income	$2,105,000	$2,330,000	$6,254,000	$4,830,000
Note 11. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to that certain Wheeler Real Estate Company Management Agreement entered into in August 2022 by and between Wheeler Real Estate LLC, a wholly-owned subsidiary of WHLR, and the Company and its subsidiaries (the "Wheeler Real Estate Company Management Agreement"). The management fee is 4% of gross operating income; leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three and six months ended June 30, 2025, the Company paid WHLR $0.2 million and $0.7 million, respectively, for these services. During the three and six months ended June 30, 2024, the Company paid WHLR $0.6 million and $0.9 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(unaudited)
pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	June 30,	December 31,
	2025	2024
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	683,000	634,000
Leasing commissions	580,000	548,000
Sales commissions	488,000	343,000
Cost Sharing Agreement allocations (1)	985,000	800,000
Total	$9,902,000	$9,491,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
Note 12. Subsequent Events
Dividends
On July 28, 2025, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends are payable on August 20, 2025 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on August 8, 2025.

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
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast, and is a subsidiary of WHLR. At June 30, 2025, the Company owned a portfolio of 14 properties.
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
Significant Circumstances and Transactions
Dispositions
The following properties were sold during the six months ended June 30, 2025:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000,000	$90,000	$2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
Tender Offers
As of June 30, 2025, the Company completed the December 2024 Tender Offer and February 2025 Tender Offers. See Liquidity and Capital Resources below, and Note 7, Shareholders' Equity, to the accompanying condensed consolidated financial statements.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income; leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three and six months ended June 30, 2025, the Company paid WHLR $0.2 million and $0.7 million, respectively, for these services. During the three and six months ended June 30, 2024, the Company paid WHLR $0.6 million and $0.9 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. As of June 30, 2025 and December 31, 2024, the related party amounts due to WHLR were $9.9 million and $9.5 million, respectively.
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
Results of Operations
Quarter-To-Date Comparison

	Three months ended June 30,		Change
	2025	2024	Dollars	Percent
Revenues	$7,455,000	$8,611,000	$(1,156,000)	(13.4%)
Property operating expenses	(2,527,000)	(3,251,000)	724,000	(22.3%)
Net operating income	4,928,000	5,360,000	(432,000)
Corporate general and administrative	(833,000)	(652,000)	(181,000)	27.8%
Depreciation and amortization	(1,990,000)	(2,323,000)	333,000	(14.3%)
(Loss) on sale	—	(55,000)	55,000	n/a
Interest expense, net	(2,238,000)	(2,312,000)	74,000	(3.2%)
Net (loss) income	$(133,000)	$18,000	$(151,000)
Revenues were lower primarily as a result of (1) a decrease of $1.84 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.52 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (3) an increase of $0.12 million in market lease amortization and straight line rents.
Property operating expenses were lower primarily as a result of (1) a decrease of $0.76 million in property operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.04 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were higher primarily as a result of an increase in payroll allocations and professional fees.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.29 million in depreciation and amortization attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.04 million in depreciation and amortization attributable to same center properties.
Loss on sale in 2024 relates to the sale of Oakland Commons, located in Bristol, Connecticut.
Interest expense, net was lower as a result of (1) a decrease of $0.06 million in interest expense due to a decrease in the overall weighted average principal debt balance, (2) a decrease of $0.05 million in amortization expense of deferred financing costs, (3) an increase of $0.01 million in interest income, partially offset by (4) an increase of $0.05 million in interest expense due to an increase in the overall weighted average interest rate.

Year-To-Date Comparison

	Six months ended June 30,		Change
	2025	2024	Dollars	Percent
Revenues	$14,870,000	$17,376,000	$(2,506,000)	(14.4%)
Property operating expenses	(5,586,000)	(7,012,000)	1,426,000	(20.3%)
Net operating income	9,284,000	10,364,000	(1,080,000)
Corporate general and administrative	(1,486,000)	(1,264,000)	(222,000)	17.6%
Depreciation and amortization	(3,966,000)	(4,215,000)	249,000	(5.9%)
Gain (loss) on sales	2,422,000	(55,000)	2,477,000	n/a
Interest expense, net	(4,224,000)	(4,489,000)	265,000	(5.9%)
Loss on loan prepayment	(718,000)	—	(718,000)	n/a
Net income	$1,312,000	$341,000	$971,000
Revenues were lower primarily as a result of (1) a decrease of $3.42 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.56 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (3) an increase of $0.31 million in market lease amortization and straight line rents.
Property operating expenses were lower primarily as a result of (1) a decrease of $1.44 million in property operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.01 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were higher primarily as a result of an increase in professional fees and payroll allocations.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.71 million in depreciation and amortization attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.46 million in depreciation and amortization attributable to same center properties.
Gain (loss) on sales in 2025 relate to the sales of Webster Commons, located in Webster, Massachusetts and Oregon Avenue, located in Philadelphia, Pennsylvania and in 2024 relates to the sale of Oakland Commons, located in Bristol, Connecticut.
Interest expense, net was lower as a result of (1) an increase of $0.11 million in interest income, (2) a decrease of $0.09 million in amortization expense of deferred financing costs, (3) a decrease of $0.05 million in interest expense due to a decrease in the overall weighted average principal debt balance and (4) a decrease of $0.01 million in interest expense due to a decrease in the overall weighted average interest rate.
Loss on loan prepayment in 2025 relates to the October 2022 Term Loan, including accelerated amortization of $0.20 million.

Same-Property Net Operating Income
Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes) for properties that are owned and operated for the entirety of both periods being compared. Because Same-Property NOI excludes above (below) market lease amortization, straight-line rents, general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.
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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (the most directly comparable GAAP financial measure):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating income	$2,105,000	$2,330,000	$6,254,000	$4,830,000
Add (deduct):
Corporate general and administrative	833,000	652,000	1,486,000	1,264,000
Gain on sales	—	55,000	(2,422,000)	55,000
Depreciation and amortization	1,990,000	2,323,000	3,966,000	4,215,000
Straight-line rents	(141,000)	(9,000)	(424,000)	(67,000)
Above (below) market lease amortization, net	(46,000)	(61,000)	(91,000)	(136,000)
Other non-property revenue	(54,000)	(10,000)	(57,000)	(14,000)
NOI related to properties not defined as same-property	59,000	(1,018,000)	105,000	(1,878,000)
Same-Property NOI	$4,746,000	$4,262,000	$8,817,000	$8,269,000

Number of same properties	14	14	14	14
Same-property occupancy, end of period	86.2%	85.4%	86.2%	85.4%
Same-property leased, end of period	87.0%	89.5%	87.0%	89.5%
Same-property average base rent, end of period	$10.79	$10.90	$10.79	$10.90
Same-Property NOI for the three and six months ended June 30, 2025 increased 11.4% and 6.6%, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2025 were primarily due to an increase in occupancy and positive rent spreads on renewals.

Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Renewals (1):
Leases renewed with rate increase (sq feet)	76,059	36,918	150,449	69,185
Leases renewed with rate decrease (sq feet)	—	1,375	—	1,375
Leases renewed with no rate change (sq feet)	1,375	—	1,375	—
Total leases renewed (sq feet)	77,434	38,293	151,824	70,560

Leases renewed with rate increase (count)	5	7	13	10
Leases renewed with rate decrease (count)	—	1	—	1
Leases renewed with no rate change (count)	1	—	1	—
Total leases renewed (count)	6	8	14	11

Option exercised (count)	2	2	7	4

Weighted average on rate increases (per sq foot)	$0.42	$1.48	$0.65	$1.07
Weighted average on rate decreases (per sq foot)	$—	$(7.32)	$—	$(7.32)
Weighted average on all renewals (per sq foot)	$0.42	$1.17	$0.65	$0.91

Weighted average change of renewals over prior rates	10.57%	9.25%	8.93%	5.73%

New Leases (1) (2):
New leases (sq feet)	16,702	34,776	16,702	50,481
New leases (count)	5	6	5	10
Weighted average rate (per sq foot)	$21.89	$11.00	$21.89	$12.74

Weighted average change of new leases over prior rates	(2.40%)	(3.72%)	(2.40%)	(7.47%)
(1)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $14.1 million in cash, cash equivalents and restricted cash as of June 30, 2025. As of June 30, 2025, the Company did not have any scheduled debt maturities for the twelve months ending June 30, 2026, except for the $10.0 million April 2025 Bridge Loan, which is guaranteed by the Company and WHLR, with the guarantee secured by $10.0 million of WHLR's cash pledged as collateral. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
In 2024 and through the six months ended June 30, 2025, the Company has repurchased a total of 592,372 shares of Series B Preferred Stock and 2,092,465 shares of Series C Preferred Stock for a total purchase price of approximately $42.4 million, excluding fees and expenses. These repurchases were funded by asset sales and the April 2025 Bridge Loan. The shares purchased in 2024 and through the February 2025 Tender Offers will reduce future annual dividend payments by $4.5 million. The Company intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the

Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.
The Company has $1.6 million outstanding construction commitments at June 30, 2025.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company paid preferred stock dividends through the second quarter of 2025 and has continued to declare preferred stock dividends through the third quarter of 2025. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.
Net Cash Flows

	Six months ended June 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$4,034,000	$4,088,000
Investing activities	14,834,000	188,000
Financing activities	(35,358,000)	(4,821,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $3.5 million for the six months ended June 30, 2025. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.7 million for the six months ended June 30, 2024.
Investing Activities
Net cash flows provided by investing activities were primarily the result of net proceeds received from the sales of real estate, partially offset by the Company's expenditures for property improvements. During the six months ended June 30, 2025, the Company received $13.9 million of net proceeds from the sale of Webster Commons and $2.8 million of net proceeds from the sale of Oregon Avenue, partially offset by $1.8 million of expenditures incurred for property improvements. During the six months ended June 30, 2024, the Company received $5.7 million of net proceeds from the sale of Oakland Commons, partially offset by $5.5 million of expenditures incurred for property improvements.
Financing Activities
During the six months ended June 30, 2025, the Company repurchased $31.8 million of preferred stock, paid down borrowings of $9.2 million primarily under the October 2022 Term Loan Agreement, paid $3.7 million of preferred stock dividends, paid $0.5 million in a loan prepayment premium and paid $0.2 million of deferred financing costs, which was partially offset by $10.0 million of proceeds received from the April 2025 Bridge Loan. During the six months ended June 30, 2024, the Company paid $5.4 million of preferred stock dividends, paid down borrowings of $3.6 million under the $9.5 million revolving credit agreement entered into on February 29, 2024 ("Revolving Credit Agreement") and paid $0.4 million of deferred financing costs, which was partially offset by $3.6 million of proceeds received from the Revolving Credit Agreement and $1.0 million of proceeds from the Timpany Plaza Loan Agreement.
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
A reconciliation of net income (loss) attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$1,605,000	$(2,670,000)	$11,435,000	$(5,035,000)
Real estate depreciation and amortization	1,990,000	2,323,000	3,966,000	4,215,000
Loss (gain) on sales	—	55,000	(2,422,000)	55,000
FFO applicable to common shares	3,595,000	(292,000)	12,979,000	(765,000)
Deemed contribution related to preferred stock repurchases	(3,185,000)	—	(13,434,000)	—
Straight-line rents	(141,000)	(9,000)	(424,000)	(67,000)
Deferred financing costs amortization	169,000	219,000	277,000	365,000
Loss on loan prepayment	—	—	718,000	—
Above (below) market lease amortization, net	(46,000)	(61,000)	(91,000)	(136,000)
AFFO applicable to common shares	$392,000	$(143,000)	$25,000	$(603,000)

FFO per common share	$0.26	$(0.02)	$0.95	$(0.06)

AFFO per common share	$0.03	$(0.01)	$—	$(0.04)

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
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
Fluctuations in interest rates and governmental tariff-related measures could significantly impact our operating portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of these changes have had and may continue to have impacts on our business. Changes in tariffs could lead to construction cost variances for the Company, additional tenant costs, which may affect rental rates, and shifts in tenant mix that may impact the Company's operating income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
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

August 5, 2025