Form 10-Q
period 2025-09-30
CEDAR REALTY TRUST, INC.
filed 2025-11-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

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
•changes in applicable laws and governmental regulations, including federal tax law and other regulatory provisions as a result of the One Big Beautiful Bill Act ("OBBBA") signed into law on July 4, 2025;
•changes to accounting rules, tax rates and similar matters, including tariff-related measures;
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
•the impact of the current federal government shutdown; and
•inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.
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

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Real estate:
Land and land improvements	$48,692,000	$56,897,000
Buildings and improvements	201,611,000	246,961,000
	250,303,000	303,858,000
Less accumulated depreciation	(112,899,000)	(131,698,000)
Real estate, net	137,404,000	172,160,000

Assets held for sale	15,686,000	—
Cash and cash equivalents	3,545,000	23,092,000
Restricted cash	9,671,000	7,532,000
Receivables, net	5,238,000	5,655,000
Deferred costs and other assets, net	8,128,000	8,492,000
TOTAL ASSETS	$179,672,000	$216,931,000

LIABILITIES AND EQUITY
Loans payable, net	$154,173,000	$142,961,000
Accounts payable, accrued expenses, and other liabilities	7,857,000	7,003,000
Due to Wheeler Real Estate Investment Trust, Inc.	10,666,000	9,491,000
Below market lease intangibles, net	1,129,000	1,265,000
Total liabilities	173,825,000	160,720,000

Commitments and contingencies (Note 6)

Equity:
Preferred stock	77,643,000	139,794,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	870,893,000	868,945,000
Cumulative distributions in excess of net income	(943,512,000)	(953,351,000)
Total equity	5,847,000	56,211,000
TOTAL LIABILITIES AND EQUITY	$179,672,000	$216,931,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUES
Rental revenues	$6,813,000	$7,949,000	$21,419,000	$25,034,000
Other revenues	41,000	162,000	305,000	453,000
Total revenues	6,854,000	8,111,000	21,724,000	25,487,000
EXPENSES
Operating, maintenance and management	1,300,000	2,002,000	4,643,000	6,198,000
Real estate and other property-related taxes	1,154,000	1,127,000	3,396,000	3,943,000
Corporate general and administrative	478,000	525,000	1,965,000	1,789,000
Depreciation and amortization	1,937,000	2,272,000	5,903,000	6,487,000
Total expenses	4,869,000	5,926,000	15,907,000	18,417,000

OTHER
Gain on sales, net	—	1,703,000	2,422,000	1,648,000
Impairment charges	(4,436,000)	(1,064,000)	(4,436,000)	(1,064,000)
Total other	(4,436,000)	639,000	(2,014,000)	584,000

OPERATING (LOSS) INCOME	(2,451,000)	2,824,000	3,803,000	7,654,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(2,598,000)	(2,467,000)	(6,822,000)	(6,956,000)
Loss on loan prepayment	—	—	(718,000)	—
Total non-operating income and expenses	(2,598,000)	(2,467,000)	(7,540,000)	(6,956,000)

NET (LOSS) INCOME	(5,049,000)	357,000	(3,737,000)	698,000

Preferred stock dividends	(1,455,000)	(2,674,000)	(4,766,000)	(8,050,000)
Deemed contribution related to preferred stock repurchases	4,908,000	828,000	18,342,000	828,000

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,596,000)	$(1,489,000)	$9,839,000	$(6,524,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.12)	$(0.11)	$0.72	$(0.48)

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended September 30, 2025
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	5,658,303	$139,794,000	13,718,169	$823,000	$868,945,000	$(953,351,000)	$56,211,000
Net income	—	—	—	—	—	1,445,000	1,445,000
Preferred stock dividends	—	—	—	—	—	(1,864,000)	(1,864,000)
Preferred stock repurchases	(1,301,159)	(32,470,000)	—	—	1,025,000	10,249,000	(21,196,000)
Balance, March 31, 2025	4,357,144	107,324,000	13,718,169	823,000	869,970,000	(943,521,000)	34,596,000
Net (loss)	—	—	—	—	—	(133,000)	(133,000)
Preferred stock dividends	—	—	—	—	—	(1,447,000)	(1,447,000)
Preferred stock repurchases	(592,372)	(14,207,000)	—	—	434,000	3,185,000	(10,588,000)
Balance, June 30, 2025	3,764,772	$93,117,000	13,718,169	$823,000	$870,404,000	$(941,916,000)	$22,428,000
Net (loss)	—	—	—	—	—	(5,049,000)	(5,049,000)
Preferred stock dividends	—	—	—	—	—	(1,455,000)	(1,455,000)
Preferred stock repurchases	(620,069)	(15,474,000)	—	—	489,000	4,908,000	(10,077,000)
Balance, September 30, 2025	3,144,703	$77,643,000	13,718,169	$823,000	$870,893,000	$(943,512,000)	$5,847,000
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
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(3,737,000)	$698,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales, net	(2,422,000)	(1,648,000)
Impairment charges	4,436,000	1,064,000
Straight-line rents	(556,000)	(194,000)
Credit adjustments on operating lease receivables	219,000	149,000
Depreciation and amortization	5,903,000	6,487,000
Above (below) market lease amortization, net	(136,000)	(181,000)
Amortization of deferred financing costs	433,000	762,000
Loss on loan prepayment	718,000	—
Changes in operating assets and liabilities:
Receivables, net	(185,000)	492,000
Deferred costs and other assets, net	(1,026,000)	(2,127,000)
Accounts payable, accrued expenses, and other liabilities	1,576,000	253,000
Net cash provided by operating activities	5,223,000	5,755,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(2,258,000)	(9,972,000)
Net proceeds from sales of real estate	16,672,000	19,408,000
Net cash provided by investing activities	14,414,000	9,436,000

FINANCING ACTIVITIES
Variable-rate loan proceeds	20,250,000	5,223,000
Variable-rate loan payments	—	(5,223,000)
Fixed-rate term loan proceeds	—	2,500,000
Fixed-rate term loan principal payments	(9,213,000)	—
Payments for deferred financing costs	(456,000)	(444,000)
Loan prepayment premium	(521,000)	—
Preferred stock dividends	(5,244,000)	(8,064,000)
Preferred stock repurchases	(41,861,000)	(1,035,000)
Net cash used in financing activities	(37,045,000)	(7,043,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(17,408,000)	8,148,000
Cash, cash equivalents and restricted cash at beginning of period	30,624,000	15,908,000
Cash, cash equivalents and restricted cash at end of period	$13,216,000	$24,056,000

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$3,545,000	$17,514,000
Restricted cash	9,671,000	6,542,000
Cash, cash equivalents and restricted cash	$13,216,000	$24,056,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At September 30, 2025, the Company owned a portfolio of 14 properties.
The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2025, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
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
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2025	2024
Supplemental disclosure of cash activities:
Cash paid for interest, excluding loan prepayment premium	$6,219,000	$6,236,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$1,054,000	$1,094,000
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
September 30, 2025
(unaudited)
Note 3. Real Estate
A significant portion of the Company's land, buildings and improvements serve as collateral for the Company's secured term loans. Accordingly, restrictions exist as to the encumbered properties' transferability, use and other common rights typically associated with property ownership.
The Company's depreciation expense on real estate was $1.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $5.3 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense related to deferred costs was $0.1 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Dispositions
The following properties were sold during the nine months ended September 30, 2025 and 2024:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000,000	$90,000	$2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
September 12, 2024	Kings Plaza	14,200,000	1,703,000	13,746,000
June 26, 2024	Oakland Commons	6,000,000	(55,000)	5,662,000
Impairments
During the three and nine months ended September 30, 2025, the Company recorded impairment charges of approximately $4.4 million on Fieldstone Marketplace, located in New Bedford, Massachusetts. During the three and nine months ended September 30, 2024, the Company recorded impairment charges of approximately $1.1 million on Oregon Avenue, located in Philadelphia, Pennsylvania. These impairment charges are included in operating income in the accompanying condensed consolidated statements of operations.
Assets Held for Sale
As of September 30, 2025, Fieldstone Marketplace, located in New Bedford, Massachusetts, a South Philadelphia undeveloped land parcel, located in Philadelphia, Pennsylvania, and Carll's Corner, located in Bridgeton, New Jersey have been classified as "assets held for sale" in the accompanying condensed consolidated balance sheet, as the Company has committed to a plan to sell these properties within one year. There were no assets held for sale at December 31, 2024.
Assets held for sale consists of the following:

	September 30,	December 31,
	2025	2024
Real estate, net	$14,380,000	$—
Receivables, net - unbilled straight-line rent	716,000	—
Deferred costs and other assets, net	590,000	—
Total assets held for sale	$15,686,000	$—
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, certain other assets, and accounts payable, accrued expenses, and other liabilities approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of September 30, 2025 and December 31, 2024, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $137.6 million and $141.1 million, respectively, and the carrying value of such loans,

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)
was $134.3 million and $143.0 million, respectively. As of September 30, 2025, the fair values of the August 2025 Credit Facility (as defined below) and the April 2025 Bridge Loan (as defined below) approximated their carrying values.
Nonfinancial assets and liabilities measured at fair value in the condensed consolidated financial statements consist of assets held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the fair value hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the fair value hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs, which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.
Note 5. Loans Payable, net
The Company's loans payable are composed of the following:

		September 30, 2025
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Variable-rate loans:
August 2025 Credit Facility	Aug 2027	$10,250,000	7.0%
April 2025 Bridge Loan	Feb 2028	10,000,000	5.5%
Fixed-rate term loans (1):
Timpany Plaza	Sep 2028	11,444,000	7.3%
October 2022 Term Loan	Nov 2032	100,441,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		157,135,000	5.7%
Unamortized issuance costs		(2,962,000)
Total loans payable, net		$154,173,000
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
April 2025 Bridge Loan
On April 4, 2025, the Operating Partnership entered into a bridge loan agreement with KeyBank National Association for $10.0 million (the "April 2025 Bridge Loan"). The interest rate under the April 2025 Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity. In August 2025, the maturity date was extended from January 4, 2026 to February 15, 2028, with no further extension options. The April 2025 Bridge Loan is guaranteed by the Company and WHLR, with the guarantee secured by $10.0 million of WHLR's cash pledged as collateral.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)
August 2025 Credit Facility
On August 15, 2025, the Operating Partnership entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Credit Facility") pursuant to which the Operating Partnership may request a loan advance no more frequently than once per calendar month and which can only be used in conjunction with the 2025 Repurchase Program (as defined below). The interest rate under the August 2025 Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Credit Facility is collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace, and the South Philadelphia parcels, and is guaranteed by the Company and WHLR.
Scheduled Principal Payments
Scheduled principal payments on indebtedness at September 30, 2025 are as follows:

	Fixed-Rate Term Loans	Variable-Rate Loans	Total
For the remaining three months ending December 31, 2025	$29,000	$—	$29,000
2026	121,000	—	121,000
2027	298,000	10,250,000	10,548,000
2028	13,149,000	10,000,000	23,149,000
2029	2,108,000	—	2,108,000
2030	2,223,000	—	2,223,000
Thereafter	118,957,000	—	118,957,000
	$136,885,000	$20,250,000	$157,135,000
Note 6. Commitments and Contingencies
Lease Commitments
The Company is a lessee under one ground lease agreement at September 30, 2025. As of September 30, 2025, the Company's remaining lease term is approximately 45.7 years, and the discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million for each of the three months ended September 30, 2025 and 2024. Rent expense under the Company's ground lease agreements was approximately $0.2 million for each of the nine months ended September 30, 2025 and 2024.
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
Preferred stockholders of the Company have filed a putative class action suit against the directors of the Company prior to its August 2022 merger (the "Merger") with a WHLR subsidiary (collectively, the "Former Directors") in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the "Aquino Action"). The Aquino Action alleges that the Former Directors breached their fiduciary duties to the Company’s preferred stockholders through the Merger. The claims in the Aquino Action mirror the fiduciary duty breach claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the "Kim Action"), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The Aquino Action alleges that the courts in the Kim Action misinterpreted Maryland law on fiduciary duties to preferred stockholders. The Former Directors have filed a motion to dismiss the Aquino Action. The court has provided the parties with an opportunity to submit supplemental briefing prior to holding a hearing on that motion. Neither the Company nor WHLR have been sued in the Aquino Action. The Company has a contractual obligation to indemnify the Former Directors, including for reasonable costs and legal fees. At this juncture, the outcome of the litigation remains uncertain.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)
Note 7. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2025		December 31, 2024
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	857,237	2,287,466	1,449,609	4,208,694
Balance	$20,560,000	$57,083,000	$34,767,000	$105,027,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
7.25% Series B Preferred Stock	$0.453125	$0.453125	$1.359375	$1.359375
6.50% Series C Preferred Stock	$0.406250	$0.406250	$1.218750	$1.218750
Stock Repurchase Programs
On August 8, 2024, the Company's Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of the Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and 6.50% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock" and, together with the Series B Preferred Stock, the "Preferred Stock") over a period of twelve months (the "2024 Repurchase Program"), which expired on August 8, 2025.
On August 8, 2025, the Company's Board of Directors authorized the repurchase of up to an aggregate amount of $20.0 million of the Company's Preferred Stock over a period of twenty-four months (the "2025 Repurchase Program"). The 2025 Repurchase Program was publicly announced on August 12, 2025. The timing, price and actual number of shares of Preferred Stock repurchased under the 2025 Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions, block trades or by other means, as determined by management. The 2025 Repurchase Program supersedes the 2024 Repurchase Program.
There were no repurchases of the Series B Preferred Stock and Series C Preferred Stock under the 2024 Repurchase Program during the three and nine months ended September 30, 2025.

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)
The following table provides a summary of stock repurchase activity under the 2025 Repurchase Program. There were no repurchases of the Series B Preferred Stock during the three months ended September 30, 2025.

Series C Preferred Stock
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 through July 31, 2025	—	$—	—	$—
August 1, 2025 through August 31, 2025	309,491	$16.13	309,491	$15,008,000
September 1, 2025 through September 30, 2025	310,578	$16.15	310,578	$9,993,000
Total	620,069		620,069
(1)Reflects the dollar value of shares that may yet be repurchased under the 2025 Repurchase Program announced on August 12, 2025.
For the three and nine months ended September 30, 2025, the Company recognized a $4.9 million deemed contribution in relation to the 2025 Repurchase Program, which represents the difference between the carrying value of the Series C Preferred Stock and the amounts paid in conjunction with the 2025 Repurchase Program. The deemed contribution is included in the condensed consolidated statement of operations to arrive at net (loss) income attributable to common shareholders.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)
For the three months ended September 30, 2025, the Company did not recognize any deemed contributions in relation to the tender offers. For the nine months ended September 30, 2025, the Company recognized a $13.4 million deemed contribution in relation to the December 2024 Tender Offer and the February 2025 Tender Offers, which represents the difference between the carrying value of the Preferred Stock and the amounts paid in conjunction with the tender offers. The deemed contributions are included in the condensed consolidated statement of operations to arrive at net (loss) income attributable to common shareholders.
Note 8. Revenues and Tenant Receivables
Tenant Receivables
As of September 30, 2025 and December 31, 2024, the Company's allowance for uncollectible tenant receivables totaled $0.1 million and $0.3 million, respectively. At each of September 30, 2025 and December 31, 2024, there was $3.7 million and $4.1 million, respectively, in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Base rents	$5,044,000	$5,985,000	$15,166,000	$18,376,000
Tenant reimbursements - variable lease revenue	1,506,000	1,892,000	5,448,000	6,162,000
Percentage rents - variable lease revenue	147,000	107,000	332,000	270,000
Straight-line rents	132,000	127,000	556,000	194,000
Above (below) market lease amortization, net	45,000	45,000	136,000	181,000
Other	41,000	162,000	305,000	453,000
	6,915,000	8,318,000	21,943,000	25,636,000
Credit adjustments on operating lease receivables	(61,000)	(207,000)	(219,000)	(149,000)
Total revenues	$6,854,000	$8,111,000	$21,724,000	$25,487,000
Note 9. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net (loss) income attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(5,049,000)	$357,000	$(3,737,000)	$698,000
Preferred stock dividends	(1,455,000)	(2,674,000)	(4,766,000)	(8,050,000)
Deemed contribution related to preferred stock repurchases	4,908,000	828,000	18,342,000	828,000
Net (loss) income attributable to common shares	$(1,596,000)	$(1,489,000)	$9,839,000	$(6,524,000)
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169	13,718,169	13,718,169

Net (loss) income per common share attributable to common shareholders	$(0.12)	$(0.11)	$0.72	$(0.48)

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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
The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$6,854,000	$8,111,000	$21,724,000	$25,487,000
Operating expenses:
Real estate and other property-related taxes	1,154,000	1,127,000	3,396,000	3,943,000
Insurance	133,000	247,000	586,000	763,000
Property operating expenses	1,167,000	1,755,000	4,057,000	5,435,000
Total	2,454,000	3,129,000	8,039,000	10,141,000
Net operating income	$4,400,000	$4,982,000	$13,685,000	$15,346,000

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net operating income	$4,400,000	$4,982,000	$13,685,000	$15,346,000
Add (deduct):
Corporate general and administrative	(478,000)	(525,000)	(1,965,000)	(1,789,000)
Depreciation and amortization	(1,937,000)	(2,272,000)	(5,903,000)	(6,487,000)
Gain on sales, net	—	1,703,000	2,422,000	1,648,000
Impairment charges	(4,436,000)	(1,064,000)	(4,436,000)	(1,064,000)
Operating (loss) income	$(2,451,000)	$2,824,000	$3,803,000	$7,654,000
Note 11. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to that certain Wheeler Real Estate Company Management Agreement entered into in August 2022 by and between Wheeler Real Estate LLC, a wholly-owned subsidiary of WHLR, and the Company and its subsidiaries (the "Wheeler Real Estate Company Management Agreement"). The management fee is 4% of gross operating income; leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three and nine months ended September 30, 2025, the Company paid WHLR $0.0 million and $0.7 million, respectively, for these services. During the three and nine months ended September 30, 2024, the Company paid WHLR $0.0 million and $0.9 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(unaudited)
property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	September 30,	December 31,
	2025	2024
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	953,000	634,000
Leasing commissions	802,000	548,000
Sales commissions	488,000	343,000
Cost Sharing Agreement allocations (1)	1,257,000	800,000
Total	$10,666,000	$9,491,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
Note 12. Subsequent Events
Dividends
On October 31, 2025, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends are payable on November 20, 2025 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on November 10, 2025.
Dispositions
On October 29, 2025, the Company sold an undeveloped land parcel, located in South Philadelphia, Pennsylvania, for $4.4 million.
On October 31, 2025, the Company sold Carll's Corner, a 116,532 sq ft retail center located in Bridgeton, New Jersey, for $3.7 million.
On November 3, 2025, the Company sold Fieldstone Marketplace, a 193,836 sq ft retail center located in New Bedford, Massachusetts, for $12.2 million.
August 2025 Credit Facility and April 2025 Bridge Loan
The Company used the proceeds from the three dispositions discussed above to pay down $10.3 million of the August 2025 Credit Facility and $4.0 million of the April 2025 Bridge Loan.

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
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast, and is a subsidiary of WHLR. At September 30, 2025, the Company owned a portfolio of 14 properties.
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
Significant Circumstances and Transactions
August 2025 Credit Facility
On August 15, 2025, the Operating Partnership entered into the August 2025 Credit Facility pursuant to which the Operating Partnership may request a loan advance no more frequently than once per calendar month and which can only be used in conjunction with the 2025 Repurchase Program. The interest rate under the August 2025 Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Credit Facility is collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace, and the South Philadelphia parcels, and is guaranteed by the Company and WHLR.
Dispositions
The following properties were sold during the nine months ended September 30, 2025:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000,000	$90,000	$2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
Assets Held for Sale
As of September 30, 2025, assets held for sale of approximately $15.7 million relates to Fieldstone Marketplace, located in New Bedford, Massachusetts, a South Philadelphia undeveloped land parcel, located in Philadelphia, Pennsylvania, and Carll's Corner, located in Bridgeton, New Jersey. During the three and nine months ended September 30, 2025, the Company recorded impairment charges of approximately $4.4 million on Fieldstone Marketplace, located in New Bedford, Massachusetts.

Stock Repurchase Programs
On August 8, 2025 the 2024 Repurchase Program expired, and on the same day, the 2025 Repurchase Program was authorized by the Company's Board of Directors. See Liquidity and Capital Resources below, and Note 7, Shareholders' Equity, to the accompanying condensed consolidated financial statements.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income; leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three and nine months ended September 30, 2025, the Company paid WHLR $0.0 million and $0.7 million, respectively, for these services. During the three and nine months ended September 30, 2024, the Company paid WHLR $0.0 million and $0.9 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. As of September 30, 2025 and December 31, 2024, the related party amounts due to WHLR were $10.7 million and $9.5 million, respectively.
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

Results of Operations
Quarter-To-Date Comparison

	Three months ended September 30,		Change
	2025	2024	Dollars	Percent
Revenues	$6,854,000	$8,111,000	$(1,257,000)	(15.5%)
Property operating expenses	(2,454,000)	(3,129,000)	675,000	(21.6%)
Net operating income	4,400,000	4,982,000	(582,000)
Corporate general and administrative	(478,000)	(525,000)	47,000	(9.0%)
Depreciation and amortization	(1,937,000)	(2,272,000)	335,000	(14.7%)
Gain on sale	—	1,703,000	(1,703,000)	n/a
Impairment charges	(4,436,000)	(1,064,000)	(3,372,000)	316.9%
Interest expense, net	(2,598,000)	(2,467,000)	(131,000)	5.3%
Net (loss) income	$(5,049,000)	$357,000	$(5,406,000)
Revenues were lower primarily as a result of (1) a decrease of $1.39 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, (2) a decrease of $0.12 million in other income attributable to one time transactions, partially offset by (3) an increase of $0.23 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (4) an increase of $0.01 million in market lease amortization and straight line rents.
Property operating expenses were lower primarily as a result of (1) a decrease of $0.87 million in property operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.20 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were lower primarily as a result of a decrease in license fees and taxes.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.24 million in depreciation and amortization attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.10 million in depreciation and amortization attributable to same center properties.
Gain on sale in 2024 relates to the sale of Kings Plaza, located in New Bedford, Massachusetts.
Impairment charges in 2025 relate to Fieldstone Marketplace, located in New Bedford, Massachusetts and in 2024 relate to Oregon Avenue, located in Philadelphia, Pennsylvania.
Interest expense, net was higher as a result of (1) an increase of $0.27 million in default interest expense relating to a default notice received for one of the Company's fixed term loans, which was subsequently cured, (2) an increase of $0.09 million due to an increase in the overall weighted average principal debt balance, (3) a decrease of $0.02 million in interest income, partially offset by (4) a decrease of $0.24 million in amortization expense of deferred financing costs.

Year-To-Date Comparison

	Nine months ended September 30,		Change
	2025	2024	Dollars	Percent
Revenues	$21,724,000	$25,487,000	$(3,763,000)	(14.8%)
Property operating expenses	(8,039,000)	(10,141,000)	2,102,000	(20.7%)
Net operating income	13,685,000	15,346,000	(1,661,000)
Corporate general and administrative	(1,965,000)	(1,789,000)	(176,000)	9.8%
Depreciation and amortization	(5,903,000)	(6,487,000)	584,000	(9.0%)
Gain on sales, net	2,422,000	1,648,000	774,000	47.0%
Impairment charges	(4,436,000)	(1,064,000)	(3,372,000)	316.9%
Interest expense, net	(6,822,000)	(6,956,000)	134,000	(1.9%)
Loss on loan prepayment	(718,000)	—	(718,000)	n/a
Net (loss) income	$(3,737,000)	$698,000	$(4,435,000)
Revenues were lower primarily as a result of (1) a decrease of $4.81 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, (2) a decrease of $0.15 million in other income attributable to one time transactions, partially offset by (3) an increase of $0.80 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (4) an increase of $0.32 million in market lease amortization and straight line rents.
Property operating expenses were lower primarily as a result of (1) a decrease of $2.31 million in property operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.21 million in property operating expenses attributable to same center properties.
Corporate general and administrative costs were higher primarily as a result of an increase in payroll allocations and professional fees.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.95 million in depreciation and amortization attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.36 million in depreciation and amortization attributable to same center properties.
Gain on sales, net in 2025 relate to the sales of Webster Commons, located in Webster, Massachusetts and Oregon Avenue, located in Philadelphia, Pennsylvania and in 2024 relate to the sales of Kings Plaza, located in New Bedford, Massachusetts and Oakland Commons, located in Bristol, Connecticut.
Impairment charges in 2025 relate to Fieldstone Marketplace, located in New Bedford, Massachusetts and in 2024 relate to Oregon Avenue, located in Philadelphia, Pennsylvania.
Interest expense, net was lower as a result of (1) a decrease of $0.33 million in amortization expense of deferred financing costs, (2) an increase of $0.09 million in interest income, partially offset by (3) an increase of $0.27 million in default interest expense relating to a default notice received for one of the Company's fixed term loans, which was subsequently cured and (4) a net increase of $0.02 million in interest expense relating to the changes in the overall weighted average principal debt balance and the overall weighted average interest rate.
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
The following table reconciles Same-Property NOI to the Company's consolidated operating income (the most directly comparable GAAP financial measure):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating (loss) income	$(2,451,000)	$2,824,000	$3,803,000	$7,654,000
Add (deduct):
Corporate general and administrative	478,000	525,000	1,965,000	1,789,000
Gain on sales	—	(1,703,000)	(2,422,000)	(1,648,000)
Impairment charges	4,436,000	1,064,000	4,436,000	1,064,000
Depreciation and amortization	1,937,000	2,272,000	5,903,000	6,487,000
Straight-line rents	(132,000)	(127,000)	(556,000)	(194,000)
Above (below) market lease amortization, net	(45,000)	(45,000)	(136,000)	(181,000)
Other non-property revenue	(7,000)	(116,000)	(68,000)	(131,000)
NOI related to properties not defined as same-property	6,000	(512,000)	112,000	(2,391,000)
Same-Property NOI	$4,222,000	$4,182,000	$13,037,000	$12,449,000

Number of same properties	14	14	14	14
Same-property occupancy, end of period	87.0%	86.8%	87.0%	86.8%
Same-property leased, end of period	88.4%	89.7%	88.4%	89.7%
Same-property average base rent, end of period	$10.80	$10.72	$10.80	$10.72
Same-Property NOI for the three and nine months ended September 30, 2025 increased 1.0% and 4.7%, respectively, compared to the same periods in the prior year. Same-Property NOI was relatively flat for the three months ended September 30, 2025. The increase for the nine months ended September 30, 2025 was primarily due to an increase in expense recoveries.

Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Renewals (1):
Leases renewed with rate increase (sq feet)	38,669	80,865	189,118	150,050
Leases renewed with rate decrease (sq feet)	—	—	—	1,375
Leases renewed with no rate change (sq feet)	1,647	15,658	3,022	15,658
Total leases renewed (sq feet)	40,316	96,523	192,140	167,083

Leases renewed with rate increase (count)	8	10	21	20
Leases renewed with rate decrease (count)	—	—	—	1
Leases renewed with no rate change (count)	1	2	2	2
Total leases renewed (count)	9	12	23	23

Option exercised (count)	3	2	10	6

Weighted average on rate increases (per sq foot)	$2.21	$1.34	$0.97	$1.22
Weighted average on rate decreases (per sq foot)	$—	$—	$—	$(7.32)
Weighted average on all renewals (per sq foot)	$2.12	$1.12	$0.96	$1.03

Weighted average change of renewals over prior rates	13.6%	10.3%	10.6%	7.9%

New Leases (1) (2):
New leases (sq feet)	35,097	8,290	51,799	58,771
New leases (count)	4	4	9	14
Weighted average rate (per sq foot)	$9.09	$16.73	$13.22	$13.30

Weighted average change of new leases over prior rates	14.8%	(13.4%)	4.9%	(8.6%)
(1)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $13.2 million in cash, cash equivalents and restricted cash as of September 30, 2025. As of September 30, 2025, the Company did not have any scheduled debt maturities for the twelve months ending September 30, 2026, except for the principal payments relating to Timpany Plaza. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
In 2024 and through the nine months ended September 30, 2025, the Company has repurchased a total of 592,372 shares of Series B Preferred Stock and 2,712,534 shares of Series C Preferred Stock for a total purchase price of approximately $52.4 million, excluding fees and expenses. These repurchases were funded by asset sales, the April 2025 Bridge Loan and the August 2025 Credit Facility. The shares purchased in 2024 and through September 30, 2025 will reduce future annual dividend payments by $5.5 million. The Company intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.
The Company has $1.1 million outstanding construction commitments at September 30, 2025.
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
Net Cash Flows

	Nine months ended September 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$5,223,000	$5,755,000
Investing activities	14,414,000	9,436,000
Financing activities	(37,045,000)	(7,043,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.9 million for the nine months ended September 30, 2025. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $7.1 million for the nine months ended September 30, 2024.
Investing Activities
Net cash flows provided by investing activities were primarily the result of net proceeds received from the sales of real estate, partially offset by the Company's expenditures for property improvements. During the nine months ended September 30, 2025, the Company received $13.9 million of net proceeds from the sale of Webster Commons and $2.8 million of net proceeds from the sale of Oregon Avenue, partially offset by $2.3 million of expenditures incurred for property improvements. During the nine months ended September 30, 2024, the Company received $13.7 million of net proceeds from the sale of Kings Plaza and $5.7 million of net proceeds from the sale of Oakland Commons, partially offset by $10.0 million of expenditures incurred for property improvements.
Financing Activities
During the nine months ended September 30, 2025, the Company repurchased $41.9 million of preferred stock, paid down borrowings of $9.2 million primarily under the October 2022 Term Loan Agreement, paid $5.2 million of preferred stock dividends, paid $0.5 million in a loan prepayment premium and paid $0.5 million of deferred financing costs, which was partially offset by $10.3 million of proceeds received from the August 2025 Credit Facility and $10.0 million of proceeds received from the April 2025 Bridge Loan. During the nine months ended September 30, 2024, the Company paid $8.1 million of preferred stock dividends, paid down borrowings of $5.2 million under the $9.5 million revolving credit agreement entered into on February 29, 2024 ("Revolving Credit Agreement"), repurchased $1.0 million of preferred stock and paid $0.4 million of deferred financing costs, which was partially offset by $5.2 million of proceeds received from the Revolving Credit Agreement and $2.5 million of proceeds from the Timpany Plaza Loan Agreement.
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
A reconciliation of net (loss) income attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common shareholders	$(1,596,000)	$(1,489,000)	$9,839,000	$(6,524,000)
Real estate depreciation and amortization	1,937,000	2,272,000	5,903,000	6,487,000
Gain on sales, net	—	(1,703,000)	(2,422,000)	(1,648,000)
Impairment charges	4,436,000	1,064,000	4,436,000	1,064,000
FFO applicable to common shares	4,777,000	144,000	17,756,000	(621,000)
Deemed contribution related to preferred stock repurchases	(4,908,000)	(828,000)	(18,342,000)	(828,000)
Straight-line rents	(132,000)	(127,000)	(556,000)	(194,000)
Deferred financing costs amortization	156,000	398,000	433,000	762,000
Loss on loan prepayment	—	—	718,000	—
Above (below) market lease amortization, net	(45,000)	(45,000)	(136,000)	(181,000)
AFFO applicable to common shares	$(152,000)	$(458,000)	$(127,000)	$(1,062,000)

FFO per common share	$0.35	$0.01	$1.29	$(0.05)

AFFO per common share	$(0.01)	$(0.03)	$(0.01)	$(0.08)

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
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
Recent Tax Law Update

On July 4, 2025, President Trump signed the OBBBA into law. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (the permissible value of taxable REIT subsidiary securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating this legislation to determine its potential impact on the Company’s consolidated financial statements and related disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
c. Insider Plans and Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Incorporated by Reference
Item	Title or Description	Form	Filing Date
10.1	Credit Agreement, dated as of August 15, 2025, among Cedar Realty Trust Partnership, L.P., the Lenders party thereto, Keybanc Capital Markets and Keybank National Association.	Current Report on Form 8-K	August 19, 2025
31.1†	Rule 13a-14(a) Certification of Chief Executive Officer
31.2†	Rule 13a-14(a) Certification of Chief Financial Officer
32.1†	Section 1350 Certification of Chief Executive Officer
32.2†	Section 1350 Certification of Chief Financial Officer

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

Incorporated by Reference
Item	Title or Description	Form	Filing Date
101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

November 6, 2025