Form 10-K
period 2025-12-31
CEDAR REALTY TRUST, INC.
filed 2026-03-05
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The number of shares outstanding of the registrant's Common Stock $0.06 par value was 13,718,169 on March 2, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CEDAR REALTY TRUST, INC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
Factors that could cause actual results, performance or achievements to differ materially from any forward-looking statements made in this Form 10-K include, but are not limited to:
•the use of and demand for retail space, including in relation to reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence;
•general and economic business conditions, including the rate and other terms on which we are able to lease our properties;
•the loss or bankruptcy of the Company's tenants;
•the geographic concentration of our properties in the Northeast;
•availability, terms and deployment of capital;
•the degree and nature of our competition;
•changes in applicable laws and governmental regulations, including federal tax law and other regulatory provisions as a result of the One Big Beautiful Bill Act ("OBBBA");
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
•litigation risks generally;
•the risk that shareholder litigation in connection with the Merger (defined below) may result in significant indemnification costs;
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
•competitive risks;
•risks to our information systems - or those of our tenants or vendors - from service interruption, misappropriation of data, breaches of security, impacts of artificial intelligence, or other cyber-related attacks;
•the Company's ability to maintain compliance with the listing standards of the New York Stock Exchange ("NYSE");

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
•the impact of government shutdowns; and
•inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.
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

Part I.
Item 1.     Business
The Company is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At December 31, 2025, the Company owned a portfolio of 12 properties totaling 1.9 million square feet of gross leasable area ("GLA"). The portfolio was 92.4% leased and 92.4% occupied at December 31, 2025.
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
The Company has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2025, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership. The Company's 7.25% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") and 6.50% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock" and, together with the Series B Preferred Stock, the "Preferred Stock") remain outstanding and continue to trade on the NYSE.
The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms "we", "our", "us", "Company" and "Operating Partnership" (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires.
Human Capital Management
Our Team
All individuals that provide services to the Company are employees of WHLR and participate in WHLR's compensation, benefits, professional development and other programs. For a discussion of WHLR's human capital management, please see WHLR's 2025 Annual Report on Form 10-K.
Business Objectives and Investment Strategy
Our primary business objective is to maximize the value of our portfolio. We intend to achieve this objective utilizing the following investment strategies:
•Focus on necessity-based retail. We own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. We believe these centers that provide essential goods and services such as groceries result in a stable, lower-risk portfolio of retail investment properties.
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
•Strategy for optimizing capital structure. The Company seeks to mitigate risk and optimize its capital structure through continuous focus on maintaining prudent leverage and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, and other sources. In addition, the Company has been and intends to continue repurchasing its Preferred Stock as both series of preferred stock are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares outstanding that are eligible for dividend payments, we believe we can offset the net operating income lost from the recent sales of certain properties as we seek to enhance our financial stability, strengthen our balance sheet, optimize our capital allocation, and maximize shareholder value.
•Strategy for integrating acquisitions. As the Company undertakes acquisitions, we seek to thoughtfully integrate the acquired properties and any software and personnel to maximize efficiencies both at the property and corporate level.
Governmental Regulations Affecting Our Properties
We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws have had a material adverse effect on our financial condition or results of operations, and management does not believe they will for the fiscal year ending December 31, 2026. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.
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
Item 1B. Unresolved Staff Comments: None
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors' information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.
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
Cybersecurity Governance
The Board of Directors of our parent company, WHLR, has primary oversight over cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of WHLR's Board of Directors (the "Audit Committee"). The Audit Committee reports to the full Board of Directors of WHLR regarding its activities, including those related to cybersecurity. Senior management, including the Company's CEO and CFO, is responsible for assessing and managing cybersecurity risk, and provides briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to WHLR's Board of Directors. Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.
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
Item 2. Properties
Real Estate Portfolio
The following tables present an overview of our properties and undeveloped land as of December 31, 2025:

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased	Percentage Occupied	Total Occupied Square Feet	Annualized Base Rent (1)	Annualized Base Rent per Occupied Square Foot
Brickyard Plaza	Berlin, CT	11	227,598	100.0%	100.0%	227,598	$2,106,000	$9.25
Coliseum Marketplace	Hampton, VA	10	106,648	100.0%	100.0%	106,648	1,301,000	12.20
Fairview Commons	New Cumberland, PA	10	50,485	80.3%	80.3%	40,555	514,000	12.66
Gold Star Plaza	Shenandoah, PA	6	71,720	97.8%	97.8%	70,120	664,000	9.46
Golden Triangle	Lancaster, PA	19	202,790	90.0%	90.0%	182,440	2,780,000	15.24
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	735,000	7.20
Patuxent Crossing	California, MD	27	264,068	78.2%	78.2%	206,609	1,866,000	9.03
Pine Grove Plaza	Brown Mills, NJ	17	79,306	89.9%	89.9%	71,306	886,000	12.43
Southington Center	Southington, CT	7	155,842	89.8%	89.8%	139,903	1,000,000	7.15
Timpany Plaza	Gardner, MA	18	182,820	82.8%	82.8%	151,460	1,571,000	10.37
Trexler Mall	Trexlertown, PA	24	342,541	99.7%	99.7%	341,544	4,016,000	11.76
Washington Center Shoppes	Sewell, NJ	31	157,300	98.1%	98.1%	154,300	2,120,000	13.74
Total		187	1,943,176	92.4%	92.4%	1,794,541	$19,559,000	$10.90
(1)Monthly base rent on occupied space as of the end of the current reporting period multiplied by twelve months, excluding the impact of tenant concessions and rent abatements.

Undeveloped Land	Location	Parcel Size (in acres)
South Philadelphia parcel	Philadelphia, PA	1.35

Major Tenants
The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2025:

Tenants	Category	Annualized Base Rent	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Feet	Annualized Base Rent per Occupied Square Foot
Kohl's	Discount Retailer	$1,049,000	5.4%	147,000	7.6%	$7.14
Lehigh Valley Health	Health	819,000	4.2%	44,000	2.3%	18.61
Redner's	Grocery	757,000	3.9%	106,000	5.5%	7.14
TJX Companies (1)	Discount Retailer	743,000	3.8%	133,000	6.8%	5.59
Home Depot	Home Improvement	742,000	3.8%	103,000	5.3%	7.20
Urban Air	Entertainment	624,000	3.2%	61,000	3.1%	10.23
Dollar Tree	Discount Retailer	588,000	3.0%	77,000	4.0%	7.64
Michaels	Hobby/Craft	557,000	2.8%	45,000	2.3%	12.38
LA Fitness	Gym	515,000	2.6%	45,000	2.3%	11.44
Onelife Fitness	Gym	505,000	2.6%	58,000	3.0%	8.71
Total		$6,899,000	35.3%	819,000	42.1%	$8.42
(1)Marshalls 3 / HomeGoods 2
Lease Expirations
The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2025:

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent	% of Total Annualized Base Rent	Expiring Base Rent per Occupied Square Foot
Available	—	148,635	7.7%	—%	—	—%	—
Month-To-Month	2	—	—%	—%	$2,000	—%	$—
2026	12	24,354	1.3%	1.4%	533,000	2.7%	21.89
2027	26	193,383	10.0%	10.8%	2,092,000	10.7%	10.82
2028	34	275,494	14.2%	15.4%	3,118,000	15.9%	11.32
2029	31	194,523	10.0%	10.8%	2,419,000	12.4%	12.44
2030	26	432,644	22.3%	24.1%	3,275,000	16.7%	7.57
2031	18	165,025	8.5%	9.2%	2,064,000	10.6%	12.51
2032	10	69,939	3.6%	3.9%	1,162,000	5.9%	16.61
2033	7	120,851	6.2%	6.7%	1,472,000	7.5%	12.18
2034	7	150,784	7.8%	8.4%	1,362,000	7.0%	9.03
Thereafter	14	167,544	8.6%	9.3%	2,060,000	10.5%	12.30
Total	187	1,943,176	100.0%	100.0%	$19,559,000	100.0%	$10.90
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
Dividends
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Code. The Company paid preferred stock dividends during 2024 and 2025. The following table presents the income tax status of distributions per share paid to our preferred stockholders:

	Years ended December 31,
	2025	2024
Series B Preferred Stock
Dividend paid per share	$1.813	$1.813
Ordinary income	0%	0%
Capital gains	0%	0%
Return of capital	100%	100%

Series C Preferred Stock
Dividend paid per share	$1.625	$1.625
Ordinary income	0%	0%
Capital gains	0%	0%
Return of capital	100%	100%
Issuer Purchases of Equity Securities
On August 8, 2024, the Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of the Company’s Preferred Stock over a period of twelve months (the "2024 Repurchase Program"), which expired on August 8, 2025.
On August 8, 2025, the Board of Directors authorized the repurchase of up to an aggregate amount of $20.0 million of the Company's Preferred Stock over a period of twenty-four months (the "2025 Repurchase Program" and together with the 2024 Repurchase Program, the "Repurchase Programs"). The 2025 Repurchase Program was publicly announced on August 12, 2025. The timing, price and actual number of shares of Preferred Stock repurchased under the 2025 Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions, block trades or by other means, as determined by management. The 2025 Repurchase Program supersedes the 2024 Repurchase Program.

There were no repurchases of the Series B Preferred Stock and Series C Preferred Stock under the 2024 Repurchase Program during the three months ended December 31, 2025.
The following table provides a summary of stock repurchase activity under the 2025 Repurchase Program. There were no repurchases of the Series B Preferred Stock during the three months ended December 31, 2025.

Series C Preferred Stock
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 through October 31, 2025	4,244	$16.26	4,244	$9,924,000
November 1, 2025 through November 30, 2025	—	$—	—	$9,924,000
December 1, 2025 through December 31, 2025	—	$—	—	$9,924,000
Total	4,244		4,244
(1)Reflects the dollar value of shares that may yet be repurchased under the 2025 Repurchase Program announced on August 12, 2025.
Tender Offers
On December 27, 2024, the Company announced and commenced a "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $12.5 million of shares of Series C Preferred Stock at a price of not less than $13.75 nor greater than $15.75 per share of Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest (the "December 2024 Tender Offer"). Following the expiration of the December 2024 Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Series C Preferred Stock at $15.75 per share for approximately $10.2 million, excluding related fees and expenses.
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
Following the expiration of the February 2025 Series C Offer on March 21, 2025, the Company purchased 655,883 shares of Series C Preferred Stock that were properly tendered and not properly withdrawn at the purchase price of $16.25 per share, which included 71,268 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock. The aggregate price for the Series C Preferred Stock purchased in the February 2025 Series C Offer was approximately $10.7 million, excluding related fees and expenses.
On March 21, 2025, the February 2025 Series B Offer was extended to expire at 5:00 p.m., New York City time, on April 4, 2025, and the aggregate amount of shares that could be purchased pursuant to the February 2025 Tender Offers was increased by $10 million, such that up to 563,380 Series B shares could be purchased in the February 2025 Series B Offer. Following the expiration of the February 2025 Series B Offer on April 4, 2025, the Company accepted for purchase 592,372 shares of Series B Preferred Stock that were properly tendered and not properly withdrawn at the purchase price of $17.75 per share, which included 28,992 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series B Preferred Stock. The aggregate purchase price for the Series B Preferred Stock purchased in the February 2025 Series B Offer was approximately $10.5 million, excluding fees and expenses relating to the February 2025 Series B Offer.
See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
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
Executive Summary
The Company is a fully-integrated REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At December 31, 2025, the Company owned a portfolio of 12 properties totaling 1.9 million square feet of GLA. The portfolio was 92.4% leased and 92.4% occupied at December 31, 2025.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2025, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
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
2025 Significant Circumstances and Transactions
Since January 1, 2024, the Company has invested approximately $15.1 million in its properties. The Company's asset dispositions were executed, in part, to capitalize on the value created through those investments. Additionally, the Company executed a series of capital management and financing transactions designed to support its strategic objective of redeploying capital generated from these asset dispositions to enhance cash flow. These transactions included entering into short‑term and intermediate‑term credit arrangements to provide liquidity utilizing proceeds from asset sales to reduce borrowings, and completing tender offers and repurchases of the Company’s outstanding preferred stock.
Dispositions
The following properties were sold during the year ended December 31, 2025:

Disposal Date	Property	Contract Price	Gain	Net Proceeds
November 3, 2025	Fieldstone Marketplace	$12,200,000	$—	$10,600,000
October 31, 2025	Carll's Corner	3,657,000	689,000	2,784,000
October 29, 2025	South Philadelphia land parcel	4,400,000	1,933,000	3,455,000
March 13, 2025	Oregon Avenue	3,000,000	90,000	2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
Impairments
During the year ended December 31, 2025, the Company recorded impairment charges of approximately $5.8 million on Fieldstone Marketplace, located in New Bedford, Massachusetts.

October 2022 Term Loan
On October 28, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (the "October 2022 Term Loan"). The October 2022 Term Loan was collateralized by 10 properties, consisting of Brickyard Plaza, Fairview Commons, Gold Star Plaza, Golden Triangle, Hamburg Square, Pine Grove Plaza, Southington Center, Trexler Mall, Washington Center and Webster Commons. Upon the 2025 disposition of Webster Commons, the Company paid down approximately $9.1 million to release the property from collateral and paid a $0.5 million loan prepayment premium. This will result in future annual savings in interest expense of $0.5 million.
April 2025 Bridge Loan
On April 4, 2025, the Company entered into a bridge loan agreement with KeyBank National Association for $10.0 million (the "April 2025 Bridge Loan"). The interest rate under the April 2025 Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity. In August 2025, the maturity date was extended from January 4, 2026 to February 15, 2028, with no further extension options. The April 2025 Bridge Loan is guaranteed by the Company and WHLR, with the guarantee secured by WHLR's cash pledged as collateral as of December 31, 2025. Upon the 2025 dispositions of Carll's Corner and Fieldstone Marketplace, the Company paid down approximately $4.0 million of the April 2025 Bridge Loan.
August 2025 Credit Facility
On August 15, 2025, the Company entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Credit Facility") pursuant to which the Company may request a loan advance no more frequently than once per calendar month and which can only be used in conjunction with the 2025 Repurchase Program (as defined below). The interest rate under the August 2025 Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace, and the South Philadelphia parcels, and is guaranteed by the Company and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were released from collateral and the Company paid down approximately $10.3 million of the August 2025 Credit Facility. Although the August 2025 Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of December 31, 2025. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.
Stock Repurchase Programs
On August 8, 2024, the Board of Directors authorized the repurchase of up to an aggregate amount of $10.0 million of Preferred Stock over a period of twelve months, which expired on August 8, 2025.
On August 8, 2025, the Board of Directors authorized the repurchase of up to an aggregate amount of $20.0 million of the Company's Preferred Stock over a period of twenty-four months (the "2025 Repurchase Program"). The 2025 Repurchase Program was publicly announced on August 12, 2025. The timing, price and actual number of shares of Preferred Stock repurchased under the 2025 Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions, block trades or by other means, as determined by management. The 2025 Repurchase Program supersedes the 2024 Repurchase Program.
During the year ended December 31, 2025, there were no repurchases of Series B Preferred Stock and Series C Preferred Stock under the 2024 Repurchase Program and there were no repurchases of Series B Preferred Stock and 624,313 shares of Series C Preferred Stock under the 2025 Repurchase Program. See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
Tender Offers
On December 27, 2024, the Company announced and commenced the December 2024 Tender Offer. Following the expiration of the December 2024 Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Series C Preferred Stock at $15.75 per share for approximately $10.2 million, excluding related fees and expenses.
On February 21, 2025, the Company announced and commenced the February 2025 Series C Offer and the February 2025 Series B Offer. Following the expiration of the February 2025 Series C Offer on March 21, 2025, the Company purchased 655,883 shares of its Series C Preferred Stock at $16.25 per share, which included 71,268 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock, for approximately $10.7 million, excluding related fees and expenses. Following the expiration of the February 2025 Series B Offer on April 4, 2025, the Company purchased 592,372 shares of its Series B Preferred Stock at $17.75 per share, which included 28,992 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series B Preferred Stock, for approximately $10.5 million, excluding related fees and expenses. See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.
Preferred Stock Contributions from WHLR
During the fourth quarter of 2025, WHLR entered into subscription agreements with certain investors to issue WHLR’s Series D Cumulative Convertible Preferred Stock in exchange for the Company's Series C Preferred Stock held by such investors. Immediately following the closings of such transactions, WHLR contributed a total of 54,000 shares of Series C Preferred Stock to the Company.
Management evaluated the transactions under Accounting Standards Codification ("ASC") 845, Nonmonetary Transactions, and determined that the fair value of the contributed preferred stock approximated the fair value of the WHLR Series D Preferred Stock issued in the exchanges. No gain or loss was recognized by the Company as a result of the contributions. See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8 below for further information.

The preferred stock repurchases and tender offers significantly reduced the outstanding preferred stock and represent a key component of the Company’s capital optimization strategy.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement (as defined below). The management fee is 4% of gross operating income, leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the years ended December 31, 2025 and 2024, the Company paid WHLR $0.7 million and $1.4 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). As of December 31, 2025 and 2024, the related party amounts due to WHLR were $11.3 million and $9.5 million, respectively. See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8 below for information regarding the preferred stock contributions from WHLR.
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
The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in receivables, net on the consolidated balance sheets. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.

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
Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale. Depreciation and amortization are suspended during the period the property is held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income (loss), because an impairment loss is recognized in the period that the assessment is made.
New Accounting Pronouncements
See Note 2 of "Notes to Consolidated Financial Statements" included in Item 8 below for information relating to new accounting pronouncements.

Results of Operations
Comparison of 2025 to 2024

	Years ended December 31,		Change
	2025	2024	Dollars	Percent
Revenues	$29,662,000	$34,548,000	$(4,886,000)	(14.1)%
Property operating expenses	(10,684,000)	(13,225,000)	2,541,000	(19.2)%
Net operating income	18,978,000	21,323,000	(2,345,000)
Corporate general and administrative	(2,570,000)	(2,405,000)	(165,000)	6.9%
Depreciation and amortization	(7,698,000)	(8,680,000)	982,000	(11.3)%
Gain on sales, net	5,044,000	4,472,000	572,000	12.8%
Impairment charges	(5,775,000)	(1,064,000)	(4,711,000)	442.8%
Interest expense, net	(9,132,000)	(9,101,000)	(31,000)	0.3%
Loss on loan prepayment	(718,000)	—	(718,000)	n/a
Net (loss) income	$(1,871,000)	$4,545,000	$(6,416,000)
Revenues were lower primarily as a result of (1) a decrease of $5.69 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, (2) a decrease in other income of $0.09 million attributable to one-time transactions, partially offset by (3) an increase of $0.27 million in market lease amortization and straight line rents, and (4) an increase of $0.63 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties (as defined below).
Property operating expenses were lower primarily as a result of (1) a decrease of $2.88 million in property operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.34 million in property operating expenses attributable to Same-Properties (as defined below).
Corporate general and administrative costs were higher primarily as a result of (1) an increase of $0.34 million in legal and professional fees, partially offset by (2) $0.12 million in costs savings, a result of negotiating vendor contracts, and (3) a decrease of $0.06 million in cost sharing allocations.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.26 million in depreciation and amortization attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.28 million in depreciation and amortization attributable to Same-Properties (as defined below).
Gain on sales, net in 2025 relate to the sales of Carll's Corner, a South Philadelphia land parcel, Oregon Avenue, and Webster Commons, and in 2024 relate to the sales of the South Philadelphia retail center, Kings Plaza, the Brickyard Plaza land parcel, and Oakland Commons.
Impairment charges in 2025 relate to Fieldstone Marketplace and in 2024 relate to Oregon Avenue.
Interest expense, net was higher as a result of (1) an increase of $0.27 million in default interest expense tied to a cash sweep event that was accrued for relating to one of the Company's fixed term loans and has since been cured, (2) an increase of $0.09 million in interest expense relating to the changes in the overall weighted average interest rate and the overall weighted average principal debt balance, partially offset by (3) a decrease of $0.29 million in amortization expense of deferred financing costs, and (4) $0.04 million increase in interest income.
Loss on loan prepayment in 2025 relates to the October 2022 Term Loan, including accelerated amortization of $0.20 million.

Same-Property Net Operating Income
Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that Same-Property NOI is a useful measure of the Company's property operating performance. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes above (below) market lease amortization, straight-line rents, general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared ("Same-Property" or "Same-Properties"). Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.
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
The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Years ended December 31,
	2025	2024
Operating income	$7,979,000	$13,646,000
Add (deduct):
Corporate general and administrative	2,570,000	2,405,000
Gain on sales	(5,044,000)	(4,472,000)
Impairment charges	5,775,000	1,064,000
Depreciation and amortization	7,698,000	8,680,000
Straight-line rents	(605,000)	(288,000)
Above (below) market lease amortization, net	(181,000)	(226,000)
Other non-property revenue	(944,000)	(1,043,000)
NOI related to properties not defined as Same-Property	(185,000)	(2,994,000)
Same-Property NOI	$17,063,000	$16,772,000

Number of Same-Properties	12	12
Same-Property occupancy, end of period	92.4%	92.3%
Same-Property leased, end of period	92.4%	92.4%
Same-Property average base rent, end of period	$10.90	$10.73
Same-Property NOI for the comparable years increased 1.7% primarily as a result of an increase in expense recoveries and base rents, partially offset by an increase in property operating expenses.

Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Years ended December 31,
	2025	2024
Property Data (1):
Number of properties owned and leased, end of period	12	16
Aggregate gross leasable area, end of period	1,943,176	2,352,528

Renewals (2):
Leases renewed with rate increase (sq feet)	203,979	191,280
Leases renewed with rate decrease (sq feet)	—	1,375
Leases renewed with no rate change (sq feet)	5,222	21,058
Total leases renewed (sq feet)	209,201	213,713

Leases renewed with rate increase (count)	25	28
Leases renewed with rate decrease (count)	—	1
Leases renewed with no rate change (count)	3	3
Total leases renewed (count)	28	32

Option exercised (count)	10	8

Weighted average on rate increases (per sq foot)	$1.10	$1.72
Weighted average on rate decreases (per sq foot)	$—	$(7.32)
Weighted average on all renewals (per sq foot)	$1.07	$1.50

Weighted average change of renewals over prior rates	10.9%	11.3%

New Leases (2) (3):
New leases (sq feet)	51,799	68,747
New leases (count)	9	19
Weighted average rate (per sq foot)	$13.22	$15.92

Weighted average change of new leases over prior rates	4.9%	3.9%
(1)Excludes undeveloped land parcels.
(2)Lease data presented is based on average rate per square foot over the renewed or new lease term.
(3)The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $15.9 million in cash, cash equivalents and restricted cash as of December 31, 2025. The Company does not have any scheduled debt maturities for the year ending December 31, 2026, except for the monthly principal payments relating to Timpany Plaza. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
In 2024 and 2025, the Company retired a total of 2,770,778 shares of Series C Preferred Stock and a total of 592,372 shares of Series B Preferred Stock, which carried an aggregate liquidation value of $84.1 million, for approximately $53.4 million, including fees and expenses. These retirements were funded by asset sales, the April 2025 Bridge Loan, and the August 2025 Credit Facility. The shares retired in 2024 and 2025 will reduce future annual dividend payments by $5.6 million. The Company intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.
Term loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and are not available to fund other property-level or Company-level obligations.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Code. The Company paid preferred stock dividends during 2024 and 2025, and has continued to declare preferred stock dividends through the first quarter of 2026. Future dividend declarations will continue to be at the discretion of the Board of Directors and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes.
The following table sets forth the Company's significant debt repayment, interest, and operating lease obligations at December 31, 2025:

	Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total
Debt:
Fixed-rate term loans	$121,000	$298,000	$13,149,000	$2,108,000	$2,223,000	$118,957,000	$136,856,000
Variable-rate loans	—	—	5,966,000	—	—	—	5,966,000
Interest payments (1)	8,100,000	8,091,000	7,574,000	6,790,000	6,675,000	12,744,000	49,974,000
Operating lease obligations	177,000	177,000	177,000	177,000	177,000	7,137,000	8,022,000
Total	$8,398,000	$8,566,000	$26,866,000	$9,075,000	$9,075,000	$138,838,000	$200,818,000
(1)Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2025.
Other than the items disclosed in the table above, the Company had no off-balance sheet arrangements as of December 31, 2025 that are reasonably likely to have a current or future material effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Net Cash Flows

	Years ended December 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$7,974,000	$9,463,000
Investing activities	$29,992,000	$25,596,000
Financing activities	$(52,719,000)	$(20,343,000)

Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $7.2 million for 2025. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $10.2 million for 2024. The decrease was primarily a result of property dispositions in 2024 and 2025.
Investing Activities
Net cash flows provided by investing activities were primarily the result of net proceeds received from the sale of real estate, partially offset by the Company's expenditures for property improvements. During 2025, the Company received $33.5 million of net proceeds from the sale of 4 properties and a land parcel, which was partially offset by $3.5 million of expenditures for property improvements. During 2024, the Company received $37.2 million of net proceeds from the sale of 3 properties and a land parcel, which was partially offset by $11.6 million of expenditures for property improvements.
Financing Activities
During 2025, the Company paid $41.9 million for the repurchase of preferred stock, paid down variable-rate borrowings of $19.3 million primarily under the August 2025 Credit Facility and the April 2025 Bridge Loan, paid down fixed-rate borrowings of $9.2 million primarily under the October 2022 Term Loan Agreement, paid $6.6 million of preferred stock dividends, paid $0.5 million in a loan prepayment premium, and paid $0.5 million of debt financing costs, which was partially offset by $15.3 million in proceeds received from the August 2025 Credit Facility and $10.0 million in proceeds received from the April 2025 Bridge Loan. During 2024, the Company paid $11.5 million for the repurchase of preferred stock, paid $10.4 million of preferred stock dividends, paid down borrowings of $5.2 million under the February 29, 2024 revolving credit agreement with KeyBank National Association ("Revolving Credit Agreement"), paid $0.5 million of term loan principal, and paid $0.4 million of debt financing costs, which was partially offset by $5.2 million in proceeds received from the Revolving Credit Agreement and $2.5 million in proceeds received related to the Timpany Plaza Loan Agreement (as defined below).
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

A reconciliation of net income attributable to common shareholders to FFO and AFFO is as follows:

	Years ended December 31,
	2025	2024
Net income attributable to common shareholders	$10,850,000	$1,879,000
Real estate depreciation and amortization	7,698,000	8,680,000
Gain on sales, net	(5,044,000)	(4,472,000)
Impairment charges	5,775,000	1,064,000
FFO applicable to common shares	19,279,000	7,151,000
Deemed contributions on preferred stock	(18,788,000)	(7,629,000)
Straight-line rents	(605,000)	(288,000)
Deferred financing costs amortization	583,000	873,000
Loss on loan prepayment	718,000	—
Above (below) market lease amortization, net	(181,000)	(226,000)
AFFO applicable to common shares	$1,006,000	$(119,000)

FFO per common share	$1.41	$0.52

AFFO per common share	$0.07	$(0.01)

Weighted average number of common shares	13,718,169	13,718,169
Macroeconomic Considerations
Evolving macroeconomic conditions, including global macroeconomic challenges such as changes in trade policies, sanctions, treaties, tariffs, regulatory requirements, uncertainty in the markets, economic instability and fluctuations in inflation and interest rates, may affect our business. Substantially all of the Company's leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company's business. Conversely, deflation could lead to downward pressure on rents and other sources of income.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Cedar Realty Trust, Inc.
Virginia Beach, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
At December 31, 2025, the Company's net real estate totaled $136.1 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors, which some may involve quantitative aspects, in determining whether events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable. The Company estimates undiscounted cash flows of net real estate using observable and unobservable inputs such as historical and forecasted cash flows, net operating income, leasing prospects and local market information.
Auditing the Company's impairment assessment involved subjectivity due to the estimation required to assess significant assumptions utilized in the recoverability of the real estate based on undiscounted operating income and residual values, such as assumptions related to renewal and renegotiations of current leases, estimates of new leases on vacant spaces, and estimates of operating costs.
How We Addressed the Matter in Our Audit
To test the Company's evaluation of net real estate for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company's net real estate impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability over the properties' remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related property that would result from changes in the assumptions. We performed site visits for a sample of tenants to verify there were no signs of physical impairment, or unexpected or undocumented vacancies.
/s/ Cherry Bekaert LLP
We have served as the Company's auditor since 2022.
Virginia Beach, Virginia
March 5, 2026

CEDAR REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Real estate:
Land and land improvements	$48,692,000	$56,897,000
Buildings and improvements	201,974,000	246,961,000
	250,666,000	303,858,000
Less accumulated depreciation	(114,525,000)	(131,698,000)
Real estate, net	136,141,000	172,160,000

Cash and cash equivalents	5,151,000	23,092,000
Restricted cash	10,720,000	7,532,000
Receivables, net	5,668,000	5,655,000
Deferred costs and other assets, net	7,515,000	8,492,000
TOTAL ASSETS	$165,195,000	$216,931,000

LIABILITIES AND EQUITY
Loans payable, net	$140,009,000	$142,961,000
Accounts payable, accrued expenses, and other liabilities	6,462,000	7,003,000
Due to Wheeler Real Estate Investment Trust, Inc.	11,277,000	9,491,000
Below market lease intangibles, net	1,084,000	1,265,000
Total liabilities	158,832,000	160,720,000

Commitments and contingencies (Note 10)

Equity:
Preferred stock	76,190,000	139,794,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	871,851,000	868,945,000
Cumulative distributions in excess of net income	(942,501,000)	(953,351,000)
Total equity	6,363,000	56,211,000
TOTAL LIABILITIES AND EQUITY	$165,195,000	$216,931,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024
REVENUES
Rental revenues	$28,456,000	$33,148,000
Other revenues	1,206,000	1,400,000
Total revenues	29,662,000	34,548,000
EXPENSES
Operating, maintenance and management	6,234,000	8,085,000
Real estate and other property-related taxes	4,450,000	5,140,000
Corporate general and administrative	2,570,000	2,405,000
Depreciation and amortization	7,698,000	8,680,000
Total expenses	20,952,000	24,310,000

OTHER
Gain on sales, net	5,044,000	4,472,000
Impairment charges	(5,775,000)	(1,064,000)
Total other	(731,000)	3,408,000

OPERATING INCOME	7,979,000	13,646,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(9,132,000)	(9,101,000)
Loss on loan prepayment	(718,000)	—
Total non-operating income and expenses	(9,850,000)	(9,101,000)

NET (LOSS) INCOME	(1,871,000)	4,545,000

Preferred stock dividends	(6,067,000)	(10,295,000)
Deemed contributions on preferred stock	18,788,000	7,629,000

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,850,000	$1,879,000

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.79	$0.14

Weighted average number of common shares	13,718,169	13,718,169
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years ended December 31, 2025 and 2024

					Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	6,449,609	$159,541,000	13,718,169	$823,000	$868,323,000	$(955,230,000)	$73,457,000
Net income	—	—	—	—	—	4,545,000	4,545,000
Preferred stock dividends	—	—	—	—	—	(10,295,000)	(10,295,000)
Preferred stock repurchases	(791,306)	(19,747,000)	—	—	622,000	7,629,000	(11,496,000)
Balance, December 31, 2024	5,658,303	139,794,000	13,718,169	823,000	868,945,000	(953,351,000)	56,211,000
Net (loss)	—	—	—	—	—	(1,871,000)	(1,871,000)
Preferred stock dividends	—	—	—	—	—	(6,067,000)	(6,067,000)
Preferred stock repurchases	(2,517,844)	(62,257,000)	—	—	1,952,000	18,395,000	(41,910,000)
Preferred stock contributions from WHLR	(54,000)	(1,347,000)	—	—	954,000	393,000	—
Balance, December 31, 2025	3,086,459	$76,190,000	13,718,169	$823,000	$871,851,000	$(942,501,000)	$6,363,000
See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(1,871,000)	$4,545,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales, net	(5,044,000)	(4,472,000)
Impairment charges	5,775,000	1,064,000
Straight-line rents	(605,000)	(288,000)
Credit adjustments on operating lease receivables	170,000	72,000
Depreciation and amortization	7,698,000	8,680,000
Above (below) market lease amortization, net	(181,000)	(226,000)
Amortization of deferred financing costs	583,000	873,000
Loss on loan prepayment	718,000	—
Changes in operating assets and liabilities:
Receivables, net	(268,000)	1,063,000
Deferred costs and other assets, net	(388,000)	(1,679,000)
Accounts payable, accrued expenses, and other liabilities	1,387,000	(169,000)
Net cash provided by operating activities	7,974,000	9,463,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(3,519,000)	(11,598,000)
Net proceeds from sales of real estate	33,511,000	37,194,000
Net cash provided by investing activities	29,992,000	25,596,000

FINANCING ACTIVITIES
Variable-rate loan proceeds	25,250,000	5,223,000
Variable-rate loan payments	(19,284,000)	(5,223,000)
Fixed-rate term loan proceeds	—	2,500,000
Fixed-rate term loan principal payments	(9,242,000)	(462,000)
Payments for deferred financing costs	(456,000)	(444,000)
Loan prepayment premium	(521,000)	—
Preferred stock dividends	(6,556,000)	(10,441,000)
Preferred stock repurchases	(41,910,000)	(11,496,000)
Net cash used in financing activities	(52,719,000)	(20,343,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,753,000)	14,716,000
Cash, cash equivalents and restricted cash at beginning of year	30,624,000	15,908,000
Cash, cash equivalents and restricted cash at end of year	$15,871,000	$30,624,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$5,151,000	$23,092,000
Restricted cash	10,720,000	7,532,000
Cash, cash equivalents and restricted cash	$15,871,000	$30,624,000
See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025

Note 1. Business and Organization
The Company is a fully-integrated REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At December 31, 2025, the Company owned a portfolio of 12 properties. Five of these properties are located in Pennsylvania, two in Connecticut, two in New Jersey, one in Maryland, one in Massachusetts and one in Virginia.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2025, the Company, which is a subsidiary of WHLR, owned a 100.0% interest in, and was the sole general partner of, the Operating Partnership.
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
The accompanying consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.
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
December 31, 2025
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
December 31, 2025
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
Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in receivables, net on the consolidated balance sheets. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.
The Company's leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or "CAM" expenses). This significantly reduces the Company's exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant's share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square footage of the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income when earned, which include reimbursements to the Company from tenants for common area maintenance costs and other operating expenses.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets include any lease payments scheduled to be paid and excludes lease incentives. The Company's lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company combines lease and associated nonlease components. The lease components are the majority of its leasing arrangements and the Company accounts for the combined component as an operating lease. In the event the Company modifies existing ground leases or enters into new ground leases, such leases may be classified as finance leases.
Income Taxes
The Company, organized in 1984, has elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its stockholders and complies with certain other requirements. As of December 31, 2025, the Company was in compliance with all REIT requirements.
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
The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2025, the tax years 2022 and later remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. One of the Company’s subsidiary entities is currently under an Internal Revenue Service audit for tax year 2022. The Company does not expect this audit to result in any material changes to the Company’s financial position.
Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2025	2024
Supplemental disclosure of cash activities:
Cash paid for interest, excluding loan prepayment premium	$8,429,000	$8,304,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$524,000	$264,000
Preferred stock contributions from WHLR	954,000	—
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Disaggregation of Income Statement Expenses." ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date but entities may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
The Company's depreciation expense on real estate assets was $6.9 million and $7.7 million for 2025 and 2024, respectively.
Dispositions
The following properties were sold during the years ended December 31, 2025 and 2024:

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
November 3, 2025	Fieldstone Marketplace	$12,200,000	$—	$10,600,000
October 31, 2025	Carll's Corner	3,657,000	689,000	2,784,000
October 29, 2025	South Philadelphia land parcel	4,400,000	1,933,000	3,455,000
March 13, 2025	Oregon Avenue	3,000,000	90,000	2,765,000
February 11, 2025	Webster Commons	14,500,000	2,332,000	13,907,000
December 26, 2024	South Philadelphia retail center	21,000,000	3,187,000	16,736,000
November 27, 2024	Brickyard Plaza land parcel	1,150,000	(363,000)	1,050,000
September 12, 2024	Kings Plaza	14,200,000	1,703,000	13,746,000
June 26, 2024	Oakland Commons	6,000,000	(55,000)	5,662,000
Impairments
During the year ended December 31, 2025, the Company recorded impairment charges of approximately $5.8 million on Fieldstone Marketplace, located in New Bedford, Massachusetts. During the year ended December 31, 2024, the Company recorded impairment charges of approximately $1.1 million on Oregon Avenue, located in Philadelphia, Pennsylvania. These impairment charges are included in operating income in the accompanying consolidated statements of operations.
Note 4. Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, receivables, deferred costs and other assets, accounts payable, accrued expenses and other liabilities, due to WHLR and below market lease intangibles approximate their fair value due to their terms and/or short-term nature.
The fair value of the Company's fixed rate secured term loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities, which are Level 3 inputs. As of December 31, 2025 and 2024, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $137.5 million and $141.1 million, respectively, and the carrying value of such loans, was $134.3 million and $143.0 million, respectively. As of December 31, 2025, the fair value of the April 2025 Bridge Loan approximated its carrying value as it is a variable-rate loan.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of assets held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the fair value hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the fair value hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.
For the year ended December 31, 2025, the Company recorded impairments of $5.8 million related to Fieldstone Marketplace, located in New Bedford, Massachusetts. These charges are included in impairment charges in the consolidated statement of operations. The fair value of the assets was determined to be Level 2. This asset was disposed of on November 3, 2025.
For the year ended December 31, 2024, the Company recorded impairments of $1.1 million related to Oregon Avenue, located in Philadelphia, Pennsylvania. These charges are included in impairment charges in the consolidated statement of operations. The fair value of the assets was determined to be Level 2. This asset had a fair value of $2.6 million as of December 31, 2024. This asset was disposed of on March 13, 2025.
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
There were no tenants that accounted for an aggregate of more than 10% of the Company's total revenues during 2025 and 2024.
For the year ended December 31, 2025, four properties constitute approximately 52.9% of the Company's revenues in the aggregate. For the year ended December 31, 2024, three properties constitute approximately 37.5% of the Company's revenues in the aggregate.
The Company's properties are located largely in the Northeast, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 5 of the Company's properties are located in Pennsylvania).
Note 6. Receivables, net
Receivables, net are composed of the following:

	December 31,
	2025	2024
Rents and other receivables, net	$1,913,000	$1,540,000
Straight-line rents, net	3,755,000	4,115,000
	$5,668,000	$5,655,000
As of December 31, 2025 and 2024, the Company's allowance for uncollectible tenant receivables totaled $0.1 million and $0.3 million, respectively.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Note 7. Deferred Costs and Other Assets, net
Deferred costs and other assets, net, are composed of the following:

	December 31,
	2025	2024
Lease origination costs	$3,660,000	$4,471,000
Right-of-use assets	2,020,000	2,024,000
Prepaid expenses	1,835,000	1,997,000
Total other assets and deferred charges, net	$7,515,000	$8,492,000
Deferred costs are amortized over the terms of the related agreements. Amortization expense related to deferred costs amounted to $0.8 million and $1.0 million for 2025 and 2024, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $6.8 million and $7.6 million at December 31, 2025 and 2024, respectively. Deferred lease origination costs will be charged to future operations as follows:

Lease Origination Costs
2026	$667,000
2027	641,000
2028	565,000
2029	484,000
2030	360,000
Thereafter	943,000
$3,660,000
Note 8. Loans Payable, net
The Company's loans payable are composed of the following:

		December 31, 2025		December 31, 2024
Description	Maturity Dates	Balance Outstanding	Contractual Interest Rates Weighted-Average	Balance Outstanding	Contractual Interest Rates Weighted-Average
Variable-rate loans:
August 2025 Credit Facility	Aug 2027	$—	6.7%	$—	n/a
April 2025 Bridge Loan	Feb 2028	5,966,000	5.1%	—	n/a
Fixed-rate term loans:
Timpany Plaza	Sep 2028	11,415,000	7.3%	11,527,000	7.3%
October 2022 Term Loan	Nov 2032	100,441,000	5.3%	109,571,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%	25,000,000	6.4%
		142,822,000	5.6%	146,098,000	5.6%
Unamortized issuance costs		(2,813,000)		(3,137,000)
Total loans payable, net		$140,009,000		$142,961,000
October 2022 Term Loan
On October 28, 2022, the Company entered into the October 2022 Term Loan. The October 2022 Term Loan was collateralized by 10 properties, consisting of Brickyard Plaza, Fairview Commons, Gold Star Plaza, Golden Triangle, Hamburg Square, Pine Grove

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Plaza, Southington Center, Trexler Mall, Washington Center and Webster Commons. Upon the 2024 disposition of a vacant land parcel at Brickyard Plaza, the Company paid down approximately $0.4 million to release the land parcel from collateral. Upon the 2025 disposition of Webster Commons, the Company paid down approximately $9.1 million to release the property from collateral and paid a $0.5 million loan prepayment premium.
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
Revolving Credit Agreement
On February 29, 2024, the Company entered into the Revolving Credit Agreement with KeyBank National Association to draw up to $9.5 million. The interest rate under the Revolving Credit Agreement was the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments were due monthly, and any outstanding principal was due at maturity on February 28, 2025. The Revolving Credit Agreement was collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds were used for capital expenditures and tenant improvements for such properties. Upon the dispositions of Oakland Commons and Kings Plaza, the properties were released from collateral, the outstanding borrowings were repaid and the Revolving Credit Agreement was closed on September 12, 2024.
April 2025 Bridge Loan
On April 4, 2025, the Company entered into the April 2025 Bridge Loan. The April 2025 Bridge Loan is guaranteed by the Company and WHLR, with the guarantee secured by WHLR's cash pledged as collateral as of December 31, 2025. Upon the 2025 dispositions of Carll's Corner and Fieldstone Marketplace, the Company paid down approximately $4.0 million of the April 2025 Bridge Loan.
August 2025 Credit Facility
On August 15, 2025, the Company entered into the August 2025 Credit Facility. The August 2025 Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace, and the South Philadelphia parcels, and is guaranteed by the Company and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were released from collateral and the Company paid down approximately $10.3 million of the August 2025 Credit Facility. Although the August 2025 Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of December 31, 2025. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.
Scheduled Principal Payments
Scheduled principal payments on secured term loans at December 31, 2025, due on various dates through 2033, are as follow:

	Fixed-Rate Term Loans	Variable-Rate Loans	Total
2026	$121,000	$—	$121,000
2027	298,000	—	298,000
2028	13,149,000	5,966,000	19,115,000
2029	2,108,000	—	2,108,000
2030	2,223,000	—	2,223,000
Thereafter	118,957,000	—	118,957,000
	$136,856,000	$5,966,000	$142,822,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Note 9. Intangible Lease Asset/Liability
Unamortized intangible lease liabilities that relate to below market leases amounted to $1.1 million and $1.3 million at December 31, 2025 and 2024, respectively.
The unamortized balance of intangible lease liabilities at December 31, 2025 is net of accumulated amortization of $14.8 million, and will be credited to future operations as follows:

2026	$181,000
2027	181,000
2028	181,000
2029	181,000
2030	121,000
Thereafter	239,000
$1,084,000
Note 10. Commitments and Contingencies
Lease Commitments
The Company is a lessee under one ground lease agreement at December 31, 2025. As of December 31, 2025, the Company's remaining lease term is approximately 45.4 years, and the discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease and executive office lease agreements was approximately $0.2 million and $0.2 million for 2025 and 2024, respectively.
The following table represents a reconciliation of the Company's undiscounted future minimum lease payments for its ground lease agreement applicable to lease liabilities as of December 31, 2025:

2026	$177,000
2027	177,000
2028	177,000
2029	177,000
2030	177,000
Thereafter	7,137,000
Total undiscounted future minimum lease payments	8,022,000
Future minimum lease payments, discount	(6,002,000)
Lease liabilities	$2,020,000
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
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
Preferred stockholders of the Company have filed a putative class action suit against the directors of the Company prior to its August 2022 merger (the "Merger") with a WHLR subsidiary (collectively, the "Former Directors") in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the "Aquino Action"). The Aquino Action alleges that the Former Directors breached their duties to the Company’s preferred stockholders through the Merger. The claims in the Aquino Action mirror the breach of duty claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the "Kim Action"), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The plaintiffs in the Aquino Action have alleged as damages the decline in value of the Company's preferred stock after the Merger was announced. The court in the Aquino Action denied the Former Directors' motion to dismiss. The parties are currently engaging in discovery. The Company has a contractual obligation to indemnify the Former Directors, including for reasonable costs and legal fees. At this juncture, the outcome of the litigation remains uncertain and the Company is unable to predict whether a class will be certified, whether the claims will survive dispositive motions, or the amount of damages that may be awarded in the event of an adverse verdict after trial.
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
December 31, 2025
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2025		December 31, 2024
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	857,237	2,229,222	1,449,609	4,208,694
Balance	$20,560,000	$55,630,000	$34,767,000	$105,027,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2025	2024
Series B Preferred Stock	$1.8125	$1.8125
Series C Preferred Stock	$1.6250	$1.6250
At December 31, 2025 and 2024, there were $0.6 million and $1.1 million, respectively, of accrued preferred stock dividends that are included in accounts payable, accrued expenses, and other liabilities in the consolidated balance sheets.
Stock Repurchase Programs
On August 8, 2024, the Board of Directors authorized the 2024 Repurchase Program, which expired on August 8, 2025.
On August 8, 2025, the Board of Directors authorized the 2025 Repurchase Program, which was publicly announced on August 12, 2025. The timing, price and actual number of shares of Preferred Stock repurchased under the 2025 Repurchase Program will depend on a variety of factors, including price, market conditions and regulatory requirements. The repurchases may be made in the open market, in privately negotiated transactions, block trades or by other means, as determined by management. The 2025 Repurchase Program supersedes the 2024 Repurchase Program.
There were no repurchases of the Series B Preferred Stock and Series C Preferred Stock under the 2024 Repurchase Program during the year ended December 31, 2025.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
The following table provides a summary of stock repurchase activity under the 2025 Repurchase Program. There were no repurchases of the Series B Preferred Stock during the year ended December 31, 2025.

Series C Preferred Stock
	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
Balance, December 31, 2024	—	$—	$—
For the year ended December 31, 2025	624,313	$16.14	9,924,000
Balance, December 31, 2025	624,313	$16.14	$9,924,000
(1)Reflects the dollar value of shares that may yet be repurchased under the 2025 Repurchase Program announced on August 12, 2025.
In 2025, the Company recognized a $5.0 million deemed contribution in relation to the 2025 Repurchase Program, which represents the difference between the carrying value of the Series C Preferred Stock and the amounts paid in conjunction with the 2025 Repurchase Program. In 2024, the Company recognized a $1.1 million deemed contribution in relation to the 2024 Repurchase Program, which represents the difference between the carrying value of the Series C Preferred Stock and the amounts paid in conjunction with the 2024 Repurchase Program. The deemed contributions are included in the consolidated statements of operations to arrive at net income attributable to common shareholders.
Tender Offers
On December 27, 2024, the Company announced and commenced the December 2024 Tender Offer. Following the expiration of the December 2024 Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Series C Preferred Stock at $15.75 per share for approximately $10.2 million, excluding related fees and expenses.
On February 21, 2025, the Company announced and commenced the February 2025 Series C Offer and the February 2025 Series B Offer. Following the expiration of the February 2025 Series C Offer on March 21, 2025, the Company purchased 655,883 shares of its Series C Preferred Stock at $16.25 per share, which included 71,268 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series C Preferred Stock, for approximately $10.7 million, excluding related fees and expenses. Following the expiration of the February 2025 Series B Offer on April 4, 2025, the Company purchased 592,372 shares of its Series B Preferred Stock at $17.75 per share, which included 28,992 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Series B Preferred Stock, for approximately $10.5 million, excluding related fees and expenses.
In 2025, the Company recognized a $13.4 million deemed contribution in relation to the December 2024 Tender Offer and the February 2025 Tender Offers, which represents the difference between the carrying value of the Preferred Stock and the amounts paid in conjunction with the tender offers. In 2024, the Company recognized a $6.5 million deemed contribution in relation to the February 2025 Tender Offers, which represents the difference between the carrying value of the Preferred Stock and the amounts paid in conjunction with the tender offers. The deemed contributions are included in the consolidated statements of operations to arrive at net income attributable to common shareholders.
Preferred Stock Contributions from WHLR
During the fourth quarter of 2025, WHLR entered into subscription agreements with certain investors to issue WHLR’s Series D Cumulative Convertible Preferred Stock in exchange for the Company's Series C Preferred Stock held by such investors. Immediately following the closings of such transactions, WHLR contributed a total of 54,000 shares of Series C Preferred Stock to the Company.
Immediately upon receipt of the preferred stock contributed from WHLR, the Company retired the shares in accordance with its organizational documents and applicable law. The contributed preferred stock was received by the Company free and clear of any encumbrances. The transactions did not involve any general solicitation or advertising, and the securities were acquired by WHLR for investment purposes.
Management evaluated the transactions under ASC 845, Nonmonetary Transactions, and determined that the fair value of the contributed preferred stock approximated the fair value of the WHLR Series D Preferred Stock issued in the exchanges. No gain or

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
loss was recognized by the Company as a result of the contributions. In 2025, the Company recognized a $0.4 million deemed contribution in relation to the preferred stock contributions from WHLR, which represents the difference between the carrying value and the fair value of the Series C Preferred Stock. In 2024, there were no preferred stock contributions from WHLR. The deemed contribution is included in the consolidated statements of operations to arrive at net income attributable to common shareholders.
Note 12. Revenues and Tenant Receivables
Revenues are comprised of the following:

	Years ended December 31,
	2025	2024
Base rents	$20,060,000	$23,992,000
Tenant reimbursements - variable lease revenue	7,295,000	8,254,000
Percentage rents - variable lease revenue	485,000	460,000
Straight-line rents	605,000	288,000
Above (below) market lease amortization, net	181,000	226,000
Other	1,206,000	1,400,000
	29,832,000	34,620,000
Credit adjustments on operating lease receivables	(170,000)	(72,000)
Total revenues	$29,662,000	$34,548,000
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
Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2025 are approximately as follows:

2026	$19,571,000
2027	18,886,000
2028	15,855,000
2029	13,556,000
2030	10,979,000
Thereafter	27,750,000
$106,597,000
Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants' sales volume. Such amounts do not include amortization of intangible lease assets or liabilities.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Note 13. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net income attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Years ended December 31,
	2025	2024
Numerator
Net (loss) income	$(1,871,000)	$4,545,000
Preferred stock dividends	(6,067,000)	(10,295,000)
Deemed contributions on preferred stock	18,788,000	7,629,000
Net income attributable to common shares	$10,850,000	$1,879,000
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169

Net income per common share attributable to common shareholders	$0.79	$0.14
Note 14. Segment Reporting
The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income:

	Years ended December 31,
	2025	2024
Revenues	$29,662,000	$34,548,000
Operating expenses:
Real estate and other property-related taxes	4,450,000	5,140,000
Insurance	801,000	1,008,000
Property operating expenses	5,433,000	7,077,000
Total	10,684,000	13,225,000
Net operating income	$18,978,000	$21,323,000

	Years ended December 31,
	2025	2024
Net operating income	$18,978,000	$21,323,000
Add (deduct):
Corporate general and administrative	(2,570,000)	(2,405,000)
Depreciation and amortization	(7,698,000)	(8,680,000)
Gain on sales, net	5,044,000	4,472,000
Impairment charges	(5,775,000)	(1,064,000)
Operating income	$7,979,000	$13,646,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
Note 15. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to that certain Wheeler Real Estate Company Management Agreement entered into in August 2022 by and between Wheeler Real Estate LLC, a wholly-owned subsidiary of WHLR, and the Company and its subsidiaries (the "Wheeler Real Estate Company Management Agreement"). The management fee is 4% of gross operating income, leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the years ended December 31, 2025 and 2024, the Company paid WHLR $0.7 million and $1.4 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR are comprised of:

	December 31,
	2025	2024
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	1,229,000	634,000
Leasing commissions	892,000	548,000
Sales commissions	488,000	343,000
Cost Sharing Agreement allocations (1)	1,502,000	800,000
Total	$11,277,000	$9,491,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
See Note 11, Shareholders' Equity, for information regarding the preferred stock contributions from WHLR.
Note 16. Subsequent Events
Dividends
On January 30, 2026, the Company announced that the Board of Directors declared a dividend of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends were paid on February 20, 2026 to shareholders of record on February 10, 2026.
Preferred Stock Contributions from WHLR
In January and February 2026, WHLR entered into subscription agreements with certain investors to issue WHLR’s Series D Cumulative Convertible Preferred Stock in exchange for the Company's Series C Preferred Stock held by such investors. Immediately following the closings of such transactions, WHLR contributed a total of 174,000 shares of Series C Preferred Stock to the Company and the Company retired the shares.
See Note 11, Shareholders' Equity, for information regarding the preferred stock contributions from WHLR.
Resignation of Crystal Plum
Effective March 13, 2026, Ms. Plum will resign from her position of Chief Financial Officer of the Company, as well as a member of the Board of Directors. The Company has initiated a search for a new Chief Financial Officer.

Cedar Realty Trust, Inc.
Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs	From	End
Description	of Year	and Expense	Reserves	of Year
Allowance for doubtful accounts:
Year ended December 31, 2025	$329,000	$170,000	$(433,000)	$66,000
Year ended December 31, 2024	$469,000	$72,000	$(212,000)	$329,000

Cedar Realty Trust, Inc.
Schedule III
Real Estate and Accumulated Depreciation

Property	Encumbrances	Gross Leasable Area	Initial Cost to the Company		Subsequent Cost Capitalized (5)
			Land	Building and Improvements
Brickyard Plaza	(1)	227,598	$6,465,000	$29,119,000	$(1,115,000)
Coliseum Marketplace	(2)	106,648	2,924,000	14,416,000	(2,193,000)
Fairview Commons	(1)	50,485	858,000	3,568,000	666,000
Gold Star Plaza	(1)	71,720	1,644,000	6,519,000	(59,000)
Golden Triangle	(1)	202,790	2,320,000	9,713,000	12,753,000
Hamburg Square	(1)	102,058	1,153,000	4,678,000	6,635,000
Patuxent Crossing	(2)	264,068	14,849,000	18,445,000	1,834,000
Pine Grove Plaza	(1)	79,306	2,010,000	6,489,000	1,219,000
South Philadelphia parcel	(3)	—	2,128,000	—	(1,484,000)
Southington Center	(1)	155,842	—	11,834,000	1,735,000
Timpany Plaza	(4)	182,820	3,412,000	19,240,000	(302,000)
Trexler Mall	(1)	342,541	6,932,000	32,815,000	12,575,000
Washington Center Shoppes	(1)	157,300	2,061,000	7,314,000	6,931,000
Other	n/a	—	—	564,000	1,000
Total Portfolio		1,943,176	$46,756,000	$164,714,000	$39,196,000

	Gross Amount at Which Carried at December 31, 2025			Accumulated Depreciation	Year Built/ Year Last Renovated	Year Acquired	Depreciation Life
(continued)
Property	Land	Building and Improvements	Total
Brickyard Plaza	$6,570,000	$27,899,000	$34,469,000	$16,248,000	1990/2012	2004	3 - 40 years
Coliseum Marketplace	3,738,000	11,409,000	15,147,000	7,419,000	1987/2012	2005	3 - 40 years
Fairview Commons	1,001,000	4,091,000	5,092,000	2,340,000	1976/2003	2007	3 - 40 years
Gold Star Plaza	2,240,000	5,864,000	8,104,000	3,338,000	1988	2006	3 - 40 years
Golden Triangle	2,558,000	22,228,000	24,786,000	13,455,000	1960/2005	2003	3 - 40 years
Hamburg Square	1,369,000	11,097,000	12,466,000	5,987,000	1993/2010	2004	3 - 40 years
Patuxent Crossing	13,940,000	21,188,000	35,128,000	13,073,000	1985-1997	2009	3 - 40 years
Pine Grove Plaza	1,647,000	8,071,000	9,718,000	4,486,000	2001/2002	2003	3 - 40 years
South Philadelphia parcel	644,000	—	644,000	—	n/a	2003	n/a
Southington Center	196,000	13,373,000	13,569,000	7,348,000	1972/2000	2003	3 - 40 years
Timpany Plaza	3,783,000	18,567,000	22,350,000	9,198,000	1970's-1989	2007	3 - 40 years
Trexler Mall	8,278,000	44,044,000	52,322,000	23,585,000	1973/2013	2005	3 - 40 years
Washington Center Shoppes	2,728,000	13,578,000	16,306,000	7,765,000	1979/1995	2001	3 - 40 years
Other	—	565,000	565,000	283,000	n/a	n/a	n/a
Total Portfolio	$48,692,000	$201,974,000	$250,666,000	$114,525,000

Cedar Realty Trust, Inc.
Schedule III
Real Estate and Accumulated Depreciation
The changes in real estate and accumulated depreciation for the years ended December 31, 2025 and 2024, respectively, are as follows:

Cost	2025		2024
Balance, beginning of the year	$303,858,000		$368,165,000
Properties transferred to/from held for sale	—		—
Disposals	(50,901,000)		(74,968,000)
Property impairments	(5,775,000)		(1,064,000)
Improvements and betterments	3,484,000		11,725,000
Balance, end of the year	$250,666,000	(6)	$303,858,000

Accumulated Depreciation
Balance, beginning of the year	$131,698,000		$166,489,000
Properties transferred to/from held for sale	—		—
Disposals	(24,098,000)		(42,501,000)
Depreciation expense (7)	6,925,000		7,710,000
Balance, end of the year	$114,525,000		$131,698,000

Net book value	$136,141,000		$172,160,000
(1)Properties secure the October 2022 Term Loan.
(2)Properties secure the Patuxent Crossing/Coliseum Marketplace loan agreement.
(3)Parcel secures the August 2025 Credit Facility.
(4)Parcel secures the Timpany Plaza Loan Agreement.
(5)Negative amounts represent write-offs of fully depreciated assets, partial asset sales and impairments.
(6)At December 31, 2025, the aggregate cost for federal income tax purposes was approximately $53.1 million greater than the Company's recorded values under GAAP.
(7)Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our company's internal control over financial reporting as of December 31, 2025, utilizing the framework established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2025 were effective.
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

Item 9B. Other Information:
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections: Not applicable
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The affairs of the Company are managed by the Board of Directors. Directors are elected annually by WHLR, the Company's sole holder of its common stock, and serve until a successor has been elected or approved.
Code of Ethics and Governance Principles
The Company is operating under WHLR's Code of Business Conduct and Ethics and Corporate Governance Principles, each of which are available on our website, https://ir.cedarrealtytrust.com/, all under separate headings as allowed by the NYSE Governance Requirements. The Company will post any amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company's Chief Executive Officer and Chief Financial Officer) on its website. The Code of Business Conduct and Ethics is available at ir.whlr.us under "Governance - Governance Documents."
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
Members of the Board of Directors
As of February 27, 2026, the members of the Board of Directors are identified below:

Directors
Kerry G. Campbell
E.J. Borrack
Paula J. Poskon
Gary Skoien
M. Andrew Franklin
Crystal Plum
Kerry G. Campbell
Chairman of the Board of Directors; Independent Director
Age — 60
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
Age — 61
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
Paula J. Poskon
Independent Director
Age — 61
Director since 2022
Paula J. Poskon was appointed to the Board of Directors in August 2022. Ms. Poskon is the President of STOV Advisory Services LLC ("STOV"), which offers professional consulting and advisory services to company executives and institutional investors in the areas of real estate, capital markets, investor relations, and diversity and inclusion. She founded STOV in July 2016. For the past 20 years of her capital markets experience, Ms. Poskon specialized in REITs.
Ms. Poskon graduated from The Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics with a concentration in Accounting and a Master of Business Administration in Finance with a concentration in Strategic Management and considerable coursework in real estate finance.
Ms. Poskon has been chosen as a director based on her 25 years of capital markets experience in equity research and investment banking, the majority of which was focused on public REITs.
Gary Skoien
Independent Director
Age — 72
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
M. Andrew Franklin and Crystal Plum
M. Andrew Franklin and Crystal Plum are also officers of the Company, and their biographies are included below. Mr. Franklin has been chosen as a director based on his extensive experience in the real estate industry and knowledge of the Company and WHLR, the Company’s parent. Ms. Plum has been chosen as a director based on her experience with corporate accounting and financial matters and her knowledge of the Company and WHLR.
Executive Officers
M. Andrew Franklin
Director, Chief Executive Officer and President since August 2022
Age — 45
M. Andrew Franklin was appointed as Chief Executive Officer and President and Director in August 2022, in connection with the consummation of the Company's merger with WHLR. He was also appointed as Chief Executive Officer and President of WHLR in 2021 and previously served as its Interim Chief Executive Officer since July 2021, Chief Operating Officer since February 2018, and Senior Vice President of Operations since January 2017. Mr. Franklin has over 25 years of commercial real estate experience. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.
Crystal Plum
Director, Chief Financial Officer and Treasurer since August 2022
Age — 44
Crystal Plum was appointed as Chief Financial Officer, Treasurer and Director in August 2022, in connection with the consummation of the Company's merger with WHLR. She has served as Corporate Secretary of the Company since June 2025. Ms. Plum was also appointed as Chief Financial Officer of WHLR in February 2020 and previously served as its Vice President of Financial Reporting and Corporate Accounting from March 2018 to February 2020 and as their Director of Financial Reporting from September 2016 to March 2018. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science in Business Administration — Accounting and Finance from Old Dominion University. Effective March 13, 2026, Ms. Plum will resign from her position of Chief Financial Officer of the Company, as well as a member of the Board of Directors.
Director Compensation
Directors who are employees or officers of our Company do not receive any compensation for their services. For fiscal year 2025, non-employee and non-officer directors were entitled to annual cash compensation in the amount of $50,000 for their services as directors, with an additional annual cash retainer of $40,000 for service as Chair, to be paid quarterly.
We reimburse each of our directors for his or her expenses incurred in connection with attendance at Board of Directors and committee meetings.

The following table summarizes our directors' compensation for 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Kerry G. Campbell	90,000	—	—	90,000
E.J. Borrack	50,000	—	—	50,000
Paula J. Poskon	50,000	—	—	50,000
Gary Skoien (2)	48,333	—	—	48,333
M. Andrew Franklin	—	—	—	—
Crystal Plum	—	—	—	—
(1)As of December 31, 2025, none of the directors held any equity awards on account of their service on the Board of Directors.
(2)On January 13, 2025, the Board of Directors of WHLR, the sole common stockholder of the Company, voted to elect Mr. Skoien as a director of the Company.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, the Company's equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2025.
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
Item 11. Executive Compensation
Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of our named executive officers, calculated in accordance with SEC rules and regulations:

Name	Fiscal Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
M. Andrew Franklin (3)	2025	120,000	22,000			142,000
Chief Executive Officer	2024	137,000	62,000	—	—	199,000
and President
Crystal Plum (3)	2025	75,000	20,000			95,000
Chief Financial	2024	84,000	39,000	—	—	123,000
Officer
(1)Amounts shown for Mr. Franklin and Ms. Plum are salary allocations made from WHLR to the Company in accordance with the Cost Sharing Agreement.
(2)Amounts shown for Mr. Franklin and Ms. Plum are bonus allocations made from WHLR to the Company in accordance with the Cost Sharing Agreement.
(3)Mr. Franklin and Ms. Plum are compensated by WHLR.
Grants of Plan-Based Awards for Year Ended December 31, 2025
There were no grants of plan-based awards for the year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2025
There were no outstanding equity awards as of December 31, 2025.
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
As of December 31, 2025, Mr. Franklin's employment agreement with WHLR provides for benefits upon a change in control of WHLR, which is the parent of the Company. In the event that Mr. Franklin terminates his employment with "Good Reason" following a "Change in Control" or is terminated by WHLR without "Cause" (as such terms are defined in his employment agreement) and such termination occurred within six months of a change in control, Mr. Franklin would generally be entitled to a lump sum payment equal to 2.99 times his annual base salary ($400,000), less mandatory deductions, payable within ninety calendar days of the termination (and, in the case of such a termination without Cause, a bonus amount based on any bonus determined by WHLR's Board of Directors and payable to other executives of WHLR during the twelve months after the change in control). In addition, Mr. Franklin would be entitled to health care coverage pursuant to COBRA at Mr. Franklin's expense for up to eighteen months.
As of December 31, 2025, Ms. Plum was not party to any arrangements with the Company or WHLR that provide for benefits payable upon a termination of employment or change in control. On August 13, 2024, Ms. Plum's employment agreement with WHLR expired by its terms, at which point she remained employed by WHLR on an "at will" basis.
Policies and Practices Related to the Grant of Certain Equity Awards

None.

Disclosure of Equity Awards Based on Material Nonpublic Information

None.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Based upon our records and the information reported in filings with the SEC, the following were beneficial owners of more than 5% of our shares of common stock as of February 27, 2026:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Wheeler Real Estate Investment Trust, Inc. 2529 Virginia Beach Boulevard Virginia Beach, VA 23452	13,718,169	100.0%
(1)Based upon 13,718,169 shares of common stock outstanding on February 27, 2026. All beneficial ownership identified on this table is held by the beneficial owner with sole voting power and sole investment power.

Name of NEO or Director	Number of Series B Shares Beneficially Owned	Percentage of Series B Shares Beneficially Owned	Number of Series C Shares Beneficially Owned	Percentage of Series C Shares Beneficially Owned
Kerry G. Campbell	—	*	—	*
E.J. Borrack	—	*	—	*
Paula J. Poskon	—	*	—	*
Gary Skoien	—	*	2,137	*
M. Andrew Franklin	2,138	*	855	*
Crystal Plum	—	*	—	*
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
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income, and leasing commissions range from 3% to 6%. During the years ended December 31, 2025 and 2024, the Company paid WHLR $0.7 million and $1.4 million, respectively, for these services. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. The related party amounts due to WHLR are comprised of:

	December 31,
	2025	2024
Financings and real estate taxes	$7,166,000	$7,166,000
Management fees	1,229,000	634,000
Leasing commissions	892,000	548,000
Sales commissions	488,000	343,000
Cost Sharing Agreement allocations (1)	1,502,000	800,000
Total	$11,277,000	$9,491,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
See Note 11 of "Notes to Consolidated Financial Statements" included in Item 8 above for information regarding the preferred stock contributions from WHLR.
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

Item 14. Principal Accountant Fees and Services
The Company's independent registered public accounting firm was Cherry Bekaert LLP in 2024 and 2025. The following table summarizes fees paid to our independent registered public accounting firm for the years ended December 31, 2025 and 2024:

Type of Fee	2025	2024
Audit Fees (1)	$257,000	$256,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	21,000	10,000
Total	$278,000	$266,000
(1)Audit fees were incurred for professional services in connection with the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024, reviews of our interim consolidated financial statements which are included in each of our quarterly reports on Form 10-Q for the years ended December 31, 2025 and 2024, and certain accounting consultations.
(2)All other fees for 2025 were incurred for professional services in connection with the compilation of stand-alone financial statements required by a lender and in connection with a property grant. All other fees for 2024 were incurred for professional services in connection with the compilation of stand-alone financial statements required by a lender.
WHLR's Audit Committee serves as the Company's audit committee, which reviewed and pre-approved all of the 2024 and 2025 fees of the Company's independent registered public accounting firm in accordance with its policies and procedures.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The response to this portion of Item 15 is included in Item 8 of this report.
2.Financial Statement Schedules
The response to this portion of Item 15 is included in Item 8 of this report.
3.Exhibits

Incorporated by Reference
Item	Title or Description	Form	Filing Date

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc.	Annual Report on Form 10-K	February 25, 2014

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Registration Statement on Form 8-A	August 18, 2017

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	August 22, 2017

3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	December 15, 2017

3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	May 7, 2018

3.1.f	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 27, 2020

3.1.g	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 27, 2020

3.2	Amended and Restated By-laws of Cedar Realty Trust, Inc.	Current Report on Form 8-K	November 2, 2020

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Annual Report on Form 10-K	March 4, 2025

10.1	Term Loan Agreement dated October 28, 2022, between Guggenheim Real Estate LLC and the Borrowers party thereto.	Current Report on Form 8-K	October 31, 2022

10.2	Loan Agreement dated December 21, 2022, between Citi Real Estate Funding Inc and the Borrowers party thereto.	Current Report on Form 8-K	December 22, 2022

10.3	Credit Agreement, dated August 15, 2025, among Cedar Realty Trust Partnership, L.P., the Lenders party hereto, Keybanc Capital Markets and Keybank National Association.	Current Report on Form 8-K	August 19, 2025

Incorporated by Reference
Item	Title or Description	Form	Filing Date

19.1†	WHLR Insider Trading Policy

21.1†	List of Subsidiaries of the Registrant

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†	Section 1350 Certification of Chief Executive Officer

32.2†	Section 1350 Certification of Chief Financial Officer

97.1	Cedar Realty Trust, Inc. Incentive Compensation Clawback Policy	Annual Report on Form 10-K	March 5, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
March 5, 2026
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
March 5, 2026