Form 10-Q
period 2026-06-30
CEDAR REALTY TRUST, INC.
filed 2026-08-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, there were 13,718,169 shares of Common Stock, $0.06 par value per share, outstanding.

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
•geopolitical conditions, such as war and tariffs, that may impact macroeconomic conditions generally;
•changes to accounting rules, tax rates and similar matters;
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
•the adverse effect of any future pandemic, endemic or outbreak of infectious disease, and mitigation efforts to control their spread;
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

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Real estate:
Land and land improvements	$48,694,000	$48,692,000
Buildings and improvements	202,117,000	201,974,000
	250,811,000	250,666,000
Less accumulated depreciation	(117,752,000)	(114,525,000)
Real estate, net	133,059,000	136,141,000

Cash and cash equivalents	5,116,000	5,151,000
Restricted cash	12,362,000	10,720,000
Receivables, net	5,365,000	5,668,000
Deferred costs and other assets, net	6,316,000	7,515,000
TOTAL ASSETS	$162,218,000	$165,195,000

LIABILITIES AND EQUITY
Loans payable, net	$140,283,000	$140,009,000
Accounts payable, accrued expenses, and other liabilities	5,598,000	6,462,000
Due to Wheeler Real Estate Investment Trust, Inc.	11,490,000	11,277,000
Below market lease intangibles, net	993,000	1,084,000
Total liabilities	158,364,000	158,832,000

Commitments and contingencies (Note 7)

Equity:
Preferred stock (Note 8)	65,324,000	76,190,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,718,169 shares, issued and outstanding)	823,000	823,000
Additional paid-in capital	880,549,000	871,851,000
Cumulative distributions in excess of net income	(942,842,000)	(942,501,000)
Total equity	3,854,000	6,363,000
TOTAL LIABILITIES AND EQUITY	$162,218,000	$165,195,000
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUES
Rental revenues	$6,288,000	$7,199,000	$13,128,000	$14,591,000
Other revenues	289,000	256,000	320,000	279,000
Total revenues	6,577,000	7,455,000	13,448,000	14,870,000
EXPENSES
Operating, maintenance and management	1,106,000	1,419,000	2,725,000	3,338,000
Real estate and other property-related taxes	904,000	1,108,000	1,874,000	2,248,000
Corporate general and administrative	528,000	833,000	1,118,000	1,486,000
Depreciation and amortization	1,775,000	1,990,000	3,562,000	3,966,000
Total expenses	4,313,000	5,350,000	9,279,000	11,038,000

OTHER
Gain on sales	—	—	—	2,422,000
Total other	—	—	—	2,422,000

OPERATING INCOME	2,264,000	2,105,000	4,169,000	6,254,000

NON-OPERATING INCOME AND EXPENSES
Interest expense, net	(2,149,000)	(2,238,000)	(4,345,000)	(4,224,000)
Loss on loan prepayment	—	—	—	(718,000)
Total non-operating income and expenses	(2,149,000)	(2,238,000)	(4,345,000)	(4,942,000)

NET INCOME (LOSS)	115,000	(133,000)	(176,000)	1,312,000

Preferred stock dividends	(1,107,000)	(1,447,000)	(2,333,000)	(3,311,000)
Deemed contributions on preferred stock	565,000	3,185,000	2,168,000	13,434,000

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(427,000)	$1,605,000	$(341,000)	$11,435,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.03)	$0.12	$(0.02)	$0.83

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended June 30, 2026
(unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Cumulative distributions in excess of net income	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	3,086,459	$76,190,000	13,718,169	$823,000	$871,851,000	$(942,501,000)	$6,363,000
Net (loss)	—	—	—	—	—	(291,000)	(291,000)
Preferred stock dividends	—	—	—	—	—	(1,226,000)	(1,226,000)
Preferred stock contributions from WHLR	(294,000)	(7,337,000)	—	—	5,734,000	1,603,000	—
Balance, March 31, 2026	2,792,459	68,853,000	13,718,169	$823,000	877,585,000	(942,415,000)	4,846,000
Net income	—	—	—	—	—	115,000	115,000
Preferred stock dividends	—	—	—	—	—	(1,107,000)	(1,107,000)
Preferred stock contributions from WHLR	(142,000)	(3,529,000)	—	—	2,964,000	565,000	—
Balance, June 30, 2026	2,650,459	$65,324,000	13,718,169	$823,000	$880,549,000	$(942,842,000)	$3,854,000
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
See accompanying notes to condensed consolidated financial statements

CEDAR REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(176,000)	$1,312,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	—	(2,422,000)
Straight-line rents	13,000	(424,000)
Credit adjustments on operating lease receivables	40,000	158,000
Depreciation and amortization	3,562,000	3,966,000
Above (below) market lease amortization, net	(91,000)	(91,000)
Amortization of deferred financing costs	335,000	277,000
Loss on loan prepayment	—	718,000
Changes in operating assets and liabilities:
Receivables, net	251,000	(42,000)
Deferred costs and other assets, net	861,000	640,000
Accounts payable, accrued expenses, and other liabilities	(63,000)	(58,000)
Net cash provided by operating activities	4,732,000	4,034,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(650,000)	(1,838,000)
Net proceeds from sales of real estate	—	16,672,000
Net cash (used in) provided by investing activities	(650,000)	14,834,000

FINANCING ACTIVITIES
Variable-rate loan proceeds	—	10,000,000
Fixed-rate term loan principal payments	(61,000)	(9,186,000)
Payments for deferred financing costs	—	(193,000)
Loan prepayment premium	—	(521,000)
Preferred stock dividends	(2,414,000)	(3,674,000)
Preferred stock repurchases	—	(31,784,000)
Net cash used in financing activities	(2,475,000)	(35,358,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,607,000	(16,490,000)
Cash, cash equivalents and restricted cash at beginning of period	15,871,000	30,624,000
Cash, cash equivalents and restricted cash at end of period	$17,478,000	$14,134,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$5,116,000	$4,068,000
Restricted cash	12,362,000	10,066,000
Cash, cash equivalents and restricted cash	$17,478,000	$14,134,000
See accompanying notes to condensed consolidated financial statements

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)

Note 1. Business and Organization
Cedar Realty Trust, Inc. is a REIT that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast. At June 30, 2026, the Company owned a portfolio of 12 properties.
The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2026, the Company, which is a subsidiary of Wheeler Real Estate Investment Trust, Inc. ("WHLR"), owned a 100.0% interest in, and was the sole general and limited partner of, the Operating Partnership.
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
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2026	2025
Supplemental disclosure of cash activities:
Cash paid for interest, excluding loan prepayment premium	$4,041,000	$4,111,000
Supplemental disclosure of non-cash activities:
Buildings and improvements included in accounts payable, accrued expenses, and other liabilities	$19,000	$132,000
Preferred stock contributions from WHLR	8,698,000	—
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
June 30, 2026
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
The Company's depreciation expense on real estate was $1.6 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $3.2 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.
Dispositions
No properties were sold during the six months ended June 30, 2026 and the following properties were sold during the six months ended June 30, 2025:

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
The fair value of the Company's fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2026 and December 31, 2025, the fair value of the Company's fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $134.1 million and $137.5 million, respectively, and the carrying value of such loans, was $134.5 million and $134.3 million, respectively. As of June 30, 2026, the fair value of the April 2025 Bridge Loan (as defined below) approximated its carrying value as it is a variable-rate loan.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
Note 5. Deferred Costs and Other Assets, net
Deferred costs and other assets, net, are composed of the following:

	June 30,	December 31,
	2026	2025
Lease origination costs, net	$3,566,000	$3,660,000
Right-of-use assets	2,018,000	2,020,000
Prepaid expenses	732,000	1,835,000
Total other assets and deferred charges, net	$6,316,000	$7,515,000
Deferred costs are amortized over the terms of the related agreements. Amortization expense related to deferred costs amounted to $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. The unamortized balances of deferred lease origination costs are net of accumulated amortization of $6.8 million and $6.8 million at June 30, 2026 and December 31, 2025, respectively.
Note 6. Loans Payable, net
The Company's loans payable are composed of the following:

		June 30, 2026
Description	Maturity dates	Balance outstanding	Contractual interest rates weighted average
Variable-rate loans:
August 2025 Credit Facility	Aug 2027	$—	n/a
April 2025 Bridge Loan	Feb 2028	5,966,000	4.9%
Fixed-rate term loans (1):
Timpany Plaza	Sep 2028	11,354,000	7.3%
October 2022 Term Loan	Nov 2032	100,441,000	5.3%
Patuxent Crossing/Coliseum Marketplace	Jan 2033	25,000,000	6.4%
		142,761,000	5.6%
Unamortized issuance costs		(2,478,000)
Total loans payable, net		$140,283,000
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
August 2025 Credit Facility
On August 15, 2025, the Company entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Credit Facility") pursuant to which the Company may request a loan advance no more frequently than once per calendar month and which can only be used in conjunction with the 2025 Repurchase Program (as defined below). The interest rate under the August 2025 Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace, and the South Philadelphia parcels, and is guaranteed by the Company and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were each released from collateral and the Company paid down approximately $10.3 million of the August 2025 Credit Facility. Although the August 2025 Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of June 30, 2026. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.
Scheduled Principal Payments
Scheduled principal payments on indebtedness at June 30, 2026 are as follows:

	Fixed-Rate Term Loans	Variable-Rate Loans	Total
For the remaining six months ending December 31, 2026	$60,000	$—	$60,000
2027	298,000	—	298,000
2028	13,149,000	5,966,000	19,115,000
2029	2,108,000	—	2,108,000
2030	2,223,000	—	2,223,000
2031	2,345,000	—	2,345,000
Thereafter	116,612,000	—	116,612,000
	$136,795,000	$5,966,000	$142,761,000
Note 7. Commitments and Contingencies
Lease Commitments
The Company is a lessee under one ground lease agreement at June 30, 2026. As of June 30, 2026, the Company's remaining lease term is approximately 44.9 years, and the discount rate used to calculate the Company's lease liability is approximately 8.6%. Rent expense under the Company's ground lease agreements was approximately $0.1 million for each of the three and six months ended June 30, 2026 and 2025.
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
Preferred stockholders of the Company have filed a putative class action suit against the directors of the Company prior to its August 2022 merger (the "Merger") with a WHLR subsidiary (collectively, the "Former Directors") in the Circuit Court for Montgomery County, Maryland (the "Circuit Court") captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the "Aquino Action"). The Aquino Action alleges that the Former Directors breached their duties to the Company’s preferred stockholders through the Merger. The plaintiffs in the Aquino Action have alleged as damages the decline in value of the Company's preferred stock after the Merger was announced. The Company and, pursuant to the agreement entered into in connection with the Merger, WHLR, have a contractual obligation to indemnify the Former Directors, including for reasonable costs and legal fees. On May 5, 2026, the parties to the Aquino Action and WHLR entered into a term sheet to resolve the litigation subject to

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
approval by the Circuit Court and agreement by the Circuit Court to stay the current discovery schedule. By Order entered on July 2, 2026, the Circuit Court granted preliminary approval to the settlement and scheduled a hearing for final approval on October 8, 2026 following notice to members of the settlement class and their opportunity to object. The outcome of the matter cannot be predicted if the settlement is not given final approval.
WHLR has agreed to pay an amount not expected to exceed $0.9 million toward the settlement (the "Aquino Settlement"). During the quarter ended June 30, 2026, WHLR recorded a liability for the loss related to the Aquino Settlement in the amount of $0.4 million.
In addition, there is a dispute between WHLR and the Former Cedar Directors with respect to the amount of indemnification for their legal fees and costs. The amount in dispute is currently between $1.3 million and $1.4 million. WHLR contests the demand. If the parties are unable to resolve the dispute, the applicable agreement calls for litigation to be brought in the Circuit Court for Baltimore City, Maryland. At this juncture, the outcome of the matter cannot be predicted.
Note 8. Shareholders' Equity
Preferred Stock
The Company is authorized to issue up to 12,500,000 shares of preferred stock, in the aggregate. The following tables summarize details about the Company's preferred stock:

	Series B Preferred Stock	Series C Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2026		December 31, 2025
	Series B Preferred Stock	Series C Preferred Stock	Series B Preferred Stock	Series C Preferred Stock
Shares authorized	6,050,000	6,450,000	6,050,000	6,450,000
Shares issued and outstanding	842,287	1,808,172	857,237	2,229,222
Balance	$20,201,000	$45,123,000	$20,560,000	$55,630,000
Dividends
The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
7.25% Series B Preferred Stock	$0.453125	$0.453125	$0.906250	$0.906250
6.50% Series C Preferred Stock	$0.406250	$0.406250	$0.812500	$0.812500
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
There were no repurchases of the Series B Preferred Stock and Series C Preferred Stock under the 2025 Repurchase Program during the three and six months ended June 30, 2026.
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
For the three and six months ended June 30, 2026, the Company did not recognize any deemed contributions in relation to the tender offers. For the three months ended June 30, 2025, the Company recognized a $3.2 million deemed contribution in relation to the February 2025 Series B Tender Offer, which represents the difference between the carrying value of the Series B Preferred Stock and the amounts paid in conjunction with the tender offer. For the six months ended June 30, 2025, the Company recognized a $13.4 million deemed contribution in relation to the December 2024 Tender Offer and the February 2025 Tender Offers. The deemed contributions are included in the condensed consolidated statement of operations to arrive at net income attributable to common shareholders.
Preferred Stock Contributions from WHLR
During the three and six months ended June 30, 2026, WHLR entered into subscription agreements with certain investors to issue WHLR’s Series D Cumulative Convertible Preferred Stock in exchange for the Company's Preferred Stock held by such investors. Immediately following the closing of the transactions, WHLR contributed a total of 14,950 shares of Series B Preferred Stock and 127,050 shares of Series C Preferred Stock to the Company for the three months ended June 30, 2026, and a total of 14,950 shares of Series B Preferred Stock and 421,050 shares of Series C Preferred Stock to the Company for the six months ended June 30, 2026.
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

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
Management evaluated the transactions under Accounting Standards Codification ("ASC") 845, Nonmonetary Transactions, and determined that the fair value of the contributed preferred stock approximated the fair value of the WHLR Series D Preferred Stock issued in the exchanges. No gain or loss was recognized by the Company as a result of the contributions. For the three months ended June 30, 2026, the Company recognized a $0.6 million deemed contribution in relation to the preferred stock contributions from WHLR, which represents the difference between the carrying value and the fair value of the Preferred Stock. For the six months ended June 30, 2026, the Company recognized a $2.2 million deemed contribution in relation to the preferred stock contributions from WHLR. For the three and six months ended June 30, 2025, there were no preferred stock contributions from WHLR. The deemed contribution is included in the consolidated statements of operations to arrive at net income attributable to common shareholders.
Note 9. Revenues and Tenant Receivables
Tenant Receivables
As of June 30, 2026 and December 31, 2025, the Company's allowance for uncollectible tenant receivables totaled $0.1 million and $0.1 million, respectively. At each of June 30, 2026 and December 31, 2025, there was $3.7 million and $3.8 million, respectively, in unbilled straight-line rent, which is included in "Receivables, net".
Revenues
Revenues are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Base rents	$4,883,000	$4,957,000	$9,709,000	$10,122,000
Tenant reimbursements - variable lease revenue	1,331,000	1,930,000	3,164,000	3,927,000
Percentage rents - variable lease revenue	119,000	94,000	217,000	185,000
Straight-line rents	(54,000)	141,000	(13,000)	424,000
Above (below) market lease amortization, net	45,000	46,000	91,000	91,000
Other	289,000	256,000	320,000	279,000
	6,613,000	7,424,000	13,488,000	15,028,000
Credit adjustments on operating lease receivables	(36,000)	31,000	(40,000)	(158,000)
Total revenues	$6,577,000	$7,455,000	$13,448,000	$14,870,000
Note 10. Earnings Per Share
Basic earnings per share ("EPS") is calculated by dividing net (loss) income attributable to the Company's common shareholders by the weighted average number of common shares outstanding for the period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$115,000	$(133,000)	$(176,000)	$1,312,000
Preferred stock dividends	(1,107,000)	(1,447,000)	(2,333,000)	(3,311,000)
Deemed contributions on preferred stock	565,000	3,185,000	2,168,000	13,434,000
Net (loss) income attributable to common shares	$(427,000)	$1,605,000	$(341,000)	$11,435,000
Denominator
Weighted average number of common shares outstanding	13,718,169	13,718,169	13,718,169	13,718,169

Net (loss) income per common share attributable to common shareholders	$(0.03)	$0.12	$(0.02)	$0.83

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
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
The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$6,577,000	$7,455,000	$13,448,000	$14,870,000
Operating expenses:
Real estate and other property-related taxes	904,000	1,108,000	1,874,000	2,248,000
Insurance	189,000	225,000	396,000	452,000
Property operating expenses	917,000	1,194,000	2,329,000	2,886,000
Total	2,010,000	2,527,000	4,599,000	5,586,000
Net operating income	$4,567,000	$4,928,000	$8,849,000	$9,284,000

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net operating income	$4,567,000	$4,928,000	$8,849,000	$9,284,000
Add (deduct):
Corporate general and administrative	(528,000)	(833,000)	(1,118,000)	(1,486,000)
Depreciation and amortization	(1,775,000)	(1,990,000)	(3,562,000)	(3,966,000)
Gain on sales	—	—	—	2,422,000
Operating income	$2,264,000	$2,105,000	$4,169,000	$6,254,000
Note 12. Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to that certain Wheeler Real Estate Company Management Agreement entered into in August 2022 by and between Wheeler Real Estate LLC, a wholly-owned subsidiary of WHLR, and the Company and its subsidiaries (the "Wheeler Real Estate Company Management Agreement"). The management fee is 4% of gross operating income; leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three and six months ended June 30, 2026, the Company paid WHLR $0.5 million and $0.7 million for these services, respectively. During the three and six months ended June 30, 2025, the Company paid WHLR $0.2 million and $0.7 million for these services, respectively. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to a cost sharing and reimbursement agreement

Cedar Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(unaudited)
pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). The related party amounts due to WHLR are comprised of:

	June 30,	December 31,
	2026	2025
Financings and real estate taxes	$7,140,000	$7,166,000
Management fees	1,349,000	1,229,000
Leasing commissions	714,000	892,000
Sales commissions	488,000	488,000
Cost Sharing Agreement allocations (1)	1,799,000	1,502,000
Total	$11,490,000	$11,277,000
(1)Includes allocations for executive compensation and directors and officers liability insurance.
See Note 8, Shareholders' Equity, for information regarding the preferred stock contributions from WHLR.
Note 13. Subsequent Events
Dividends
On July 30, 2026, the Company announced that the Company's Board of Directors declared dividends of $0.453125 and $0.406250 per share with respect to the Company's Series B Preferred Stock and Series C Preferred Stock, respectively. The dividends are payable on August 20, 2026 to shareholders of record of the Series B Preferred Stock and Series C Preferred Stock, as applicable, on August 10, 2026.
Litigation
On August 3, 2026, WHLR paid $0.4 million for the Aquino Settlement. See Note 7, Commitments and Contingencies, for information regarding this litigation.

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
Executive Summary
The Company is a fully-integrated real estate investment trust that focuses on owning and operating income producing retail properties with a primary focus on grocery-anchored shopping centers, predominantly located in the Northeast, and is a subsidiary of WHLR. At June 30, 2026, the Company owned a portfolio of 12 properties.
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
Significant Circumstances and Transactions
Preferred Stock Contributions from WHLR
During the three and six months ended June 30, 2026, WHLR entered into subscription agreements with certain investors to issue WHLR’s Series D Cumulative Convertible Preferred Stock in exchange for the Company's Preferred Stock held by such investors. Immediately following the closing of the transactions, WHLR contributed a total of 14,950 shares of Series B Preferred Stock and 127,050 shares of Series C Preferred Stock to the Company for the three months ended June 30, 2026, and a total of 14,950 shares of Series B Preferred Stock and 421,050 shares of Series C Preferred Stock to the Company for the six months ended June 30, 2026.
Management evaluated the transactions under ASC 845, Nonmonetary Transactions, and determined that the fair value of the contributed preferred stock approximated the fair value of the WHLR Series D Preferred Stock issued in the exchanges. No gain or loss was recognized by the Company as a result of the contributions. See Note 8, Shareholders' Equity, for further information.
Related Party Transactions
The Company is a subsidiary of WHLR. WHLR performs property management and leasing services for the Company pursuant to the Wheeler Real Estate Company Management Agreement. The management fee is 4% of gross operating income; leasing commissions range from 3% to 6%, and sales commissions range from 0% to 4%, contingent on third-party broker arrangement. During the three and six months ended June 30, 2026, the Company paid WHLR $0.5 million and $0.7 million for these services, respectively. During the three and six months ended June 30, 2025, the Company paid WHLR $0.2 million and $0.7 million for these services, respectively. The Operating Partnership and WHLR's operating partnership, Wheeler REIT, L.P., are party to the Cost Sharing Agreement. As of June 30, 2026 and December 31, 2025, the related party amounts due to WHLR were $11.5 million and $11.3 million, respectively.
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
Results of Operations
Quarter-To-Date Comparison

	Three months ended June 30,		Change
	2026	2025	Dollars	Percent
Revenues	$6,577,000	$7,455,000	$(878,000)	(11.8%)
Property operating expenses	(2,010,000)	(2,527,000)	517,000	20.5%
Net operating income	4,567,000	4,928,000	(361,000)
Corporate general and administrative	(528,000)	(833,000)	305,000	36.6%
Depreciation and amortization	(1,775,000)	(1,990,000)	215,000	10.8%
Interest expense, net	(2,149,000)	(2,238,000)	89,000	4.0%
Net income (loss)	$115,000	$(133,000)	$248,000
Revenues were lower primarily as a result of (1) a decrease of $0.34 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties (as defined below), (2) a decrease of $0.31 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, and (3) a decrease of $0.20 million in market lease amortization and straight line rents.
Property operating expenses were lower primarily as a result of (1) a decrease of $0.46 million in property operating expenses attributable to sold properties and (2) a decrease of $0.06 million in property operating expenses attributable to Same-Properties (as defined below).
Corporate general and administrative costs were lower primarily as a result of decreases in professional fees and compensation expenses.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.18 million in depreciation and amortization attributable to sold properties and (2) a decrease of $0.04 million in depreciation and amortization attributable to Same-Properties (as defined below).
Interest expense, net was lower as a result of (1) a decrease of $0.09 million due to a decrease in the overall weighted average interest rate, (2) a decrease of $0.03 million in amortization expense of deferred financing costs, partially offset by (3) a decrease of $0.01 million in interest income and (4) an increase of $0.01 million due to an increase in the overall weighted average principal debt balance.

Year-To-Date Comparison

	Six months ended June 30,		Change
	2026	2025	Dollars	Percent
Revenues	$13,448,000	$14,870,000	$(1,422,000)	(9.6%)
Property operating expenses	(4,599,000)	(5,586,000)	987,000	17.7%
Net operating income	8,849,000	9,284,000	(435,000)
Corporate general and administrative	(1,118,000)	(1,486,000)	368,000	24.8%
Depreciation and amortization	(3,562,000)	(3,966,000)	404,000	10.2%
Gain on sales	—	2,422,000	(2,422,000)	n/a
Interest expense, net	(4,345,000)	(4,224,000)	(121,000)	(2.9%)
Loss on loan prepayment	—	(718,000)	718,000	n/a
Net (loss) income	$(176,000)	$1,312,000	$(1,488,000)
Revenues were lower primarily as a result of (1) a decrease of $1.00 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, (2) a decrease of $0.44 million in market lease amortization and straight line rents, partially offset by (3) an increase of $0.05 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties (as defined below).
Property operating expenses were lower primarily as a result of (1) a decrease of $1.08 million in property operating expenses attributable to sold properties, partially offset by (2) an increase of $0.09 million in property operating expenses attributable to Same-Properties (as defined below).
Corporate general and administrative costs were lower primarily as a result of a decrease in professional fees.
Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.39 million in depreciation and amortization attributable to sold properties and (2) a decrease of $0.01 million in depreciation and amortization attributable to Same-Properties (as defined below).
Gain on sales in 2025 relate to the sales of Webster Commons, located in Webster, Massachusetts and Oregon Avenue, located in Philadelphia, Pennsylvania.
Interest expense, net was higher as a result of (1) a decrease of $0.11 million in interest income, (2) an increase of $0.06 million in amortization expense of deferred financing costs, partially offset by (3) a decrease of $0.05 million in interest expense relating to the changes in the overall weighted average principal debt balance and the overall weighted average interest rate.
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
The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating income	$2,264,000	$2,105,000	$4,169,000	$6,254,000
Add (deduct):
Corporate general and administrative	528,000	833,000	1,118,000	1,486,000
Gain on sales	—	—	—	(2,422,000)
Depreciation and amortization	1,775,000	1,990,000	3,562,000	3,966,000
Straight-line rents	54,000	(141,000)	13,000	(424,000)
Above (below) market lease amortization, net	(45,000)	(46,000)	(91,000)	(91,000)
Other non-property revenue	(22,000)	(57,000)	(23,000)	(57,000)
NOI related to properties not defined as Same-Property	(229,000)	(79,000)	(143,000)	(62,000)
Same-Property NOI	$4,325,000	$4,605,000	$8,605,000	$8,650,000

Number of Same-Properties	12	12	12	12
Same-Property occupancy, end of period	92.1%	90.1%	92.1%	90.1%
Same-Property leased, end of period	92.1%	90.7%	92.1%	90.7%
Same-Property average base rent, end of period	$11.07	$10.84	$11.07	$10.84
Same-Property NOI for the three and six months ended June 30, 2026 decreased 6.1% and 0.5%, respectively, compared to the same periods in the prior year. The decreases for the three months and six months ended June 30, 2026 were primarily due to a decrease in expense recoveries, partially offset by an increase in base rents.

Leasing Activity
The following is a summary of the Company's retail leasing activity for our portfolio:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property Data (1):
Number of properties owned and leased, end of period	12	14	12	14
Aggregate gross leasable area, end of period	1,943,176	2,253,544	1,943,176	2,253,544

Renewals:
Leases renewed with rate increase (sq feet)	5,460	76,059	11,872	150,449
Leases renewed with rate decrease (sq feet)	—	—	—	—
Leases renewed with no rate change (sq feet)	—	1,375	—	1,375
Total leases renewed (sq feet)	5,460	77,434	11,872	151,824

Leases renewed with rate increase (count)	2	5	5	13
Leases renewed with rate decrease (count)	—	—	—	—
Leases renewed with no rate change (count)	—	1	—	1
Total leases renewed (count)	2	6	5	14

Option exercised (count)	1	2	3	7

Renewal Rent Spread (per sq foot) (2)	$2.66	$0.42	$6.09	$0.65

Renewal Rent Spread (2)	12.9%	10.6%	22.3%	8.9%

New Leases:
New leases (sq feet)	1,600	16,702	16,035	16,702
New leases (count)	1	5	5	5
Weighted average rate (per sq foot)	$15.50	$21.89	$14.92	$21.89

New Rent Spread (2)	67.7%	(2.4%)	(5.6%)	(2.4%)
(1)Excludes undeveloped land parcels.
(2)Lease data presented is based on average rate per square foot over the renewed or new lease term ("Rent Spread").
Liquidity and Capital Resources
The Company funds operating expenses and other liquidity requirements, including debt service and loan maturities, tenant improvements, and leasing commissions, primarily from its operations, asset sales and the $17.5 million in cash, cash equivalents and restricted cash as of June 30, 2026. The Company does not have any scheduled debt maturities for the twelve months ending June 30, 2027, except for the principal payments relating to Timpany Plaza. The Company is working to increase revenue by improving occupancy, which includes backfilling vacant anchor spaces and replacing defaulted tenants. Tenant improvements and leasing commissions for these efforts will be partially funded by restricted cash, strategic disposition of assets and financing of properties.
For the three months ended June 30, 2026, the Company retired a total of 14,950 shares of Series B Preferred Stock and 127,050 shares of Series C Preferred Stock. For the six months ended June 30, 2026, the Company retired a total of 14,950 shares of Series B Preferred Stock and 421,050 shares of Series C Preferred Stock. Since 2024, the Company retired a total of 607,322 shares of Series B Preferred Stock and a total of 3,191,828 shares of Series C Preferred Stock, which carried an aggregate liquidation value of $95.0 million, for approximately $53.4 million, including fees and expenses. Part of these retirements were funded by asset sales, the April 2025 Bridge Loan and the August 2025 Credit Facility, and part related to contributions from WHLR. The shares retired since 2024 will reduce future annual dividend payments by $6.3 million. The Company intends to continue repurchasing its Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.
In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company paid preferred stock dividends through the second quarter of 2026 and has continued to declare preferred stock dividends through the third quarter of 2026. Future dividend declarations will continue to be at the discretion of the Board of Directors and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes.
Net Cash Flows

	Six months ended June 30,
	2026	2025
Cash flows provided by (used in):
Operating activities	$4,732,000	$4,034,000
Investing activities	(650,000)	14,834,000
Financing activities	(2,475,000)	(35,358,000)
Operating Activities
Net cash provided by operating activities, before net changes in operating assets and liabilities, was $3.7 million for the six months ended June 30, 2026. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $3.5 million for the six months ended June 30, 2025.
Investing Activities
Net cash flows provided by (used in) investing activities were primarily the result of net proceeds received from the sales of real estate and the Company's expenditures for property improvements. During the six months ended June 30, 2026, the Company incurred $0.7 million of expenditures for property improvements. During the six months ended June 30, 2025, the Company received $13.9 million of net proceeds from the sale of Webster Commons and $2.8 million of net proceeds from the sale of Oregon Avenue, partially offset by $1.8 million of expenditures incurred for property improvements.
Financing Activities
During the six months ended June 30, 2026, the Company paid $2.4 million of preferred stock dividends and made $0.1 million of principal payments for the Timpany Plaza Loan. During the six months ended June 30, 2025, the Company repurchased $31.8 million of preferred stock, paid down borrowings of $9.2 million primarily for the October 2022 Term Loan, paid $3.7 million of preferred stock dividends, paid $0.5 million in a loan prepayment premium and paid $0.2 million of deferred financing costs, which was partially offset by $10.0 million of proceeds received from the April 2025 Bridge Loan.
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
A reconciliation of net (loss) income attributable to common shareholders to FFO and AFFO is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to common shareholders	$(427,000)	$1,605,000	$(341,000)	$11,435,000
Real estate depreciation and amortization	1,775,000	1,990,000	3,562,000	3,966,000
Gain on sales	—	—	—	(2,422,000)
FFO applicable to common shares	1,348,000	3,595,000	3,221,000	12,979,000
Deemed contributions on preferred stock	(565,000)	(3,185,000)	(2,168,000)	(13,434,000)
Straight-line rents	54,000	(141,000)	13,000	(424,000)
Deferred financing costs amortization	143,000	169,000	335,000	277,000
Loss on loan prepayment	—	—	—	718,000
Above (below) market lease amortization, net	(45,000)	(46,000)	(91,000)	(91,000)
AFFO applicable to common shares	$935,000	$392,000	$1,310,000	$25,000

FFO per common share	$0.10	$0.26	$0.23	$0.95

AFFO per common share	$0.07	$0.03	$0.10	$—

Weighted average number of common shares	13,718,169	13,718,169	13,718,169	13,718,169
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
c. Insider Plans and Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Item	Title or Description	Form	Filing Date
31.1†	Rule 13a-14(a) Certification of Chief Executive Officer
31.2†	Rule 13a-14(a) Certification of Director of Corporate Finance
32.1†	Section 1350 Certification of Chief Executive Officer
32.2†	Section 1350 Certification of Director of Corporate Finance

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________
† Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR REALTY TRUST, INC.

	By:	/s/ JASON F. SIMONE
Jason F. Simone
Director of Corporate Finance (Principal Financial Officer)

August 6, 2026